Form 10-Q
period 2006-09-30
Oritani Financial Corp.
filed 2007-02-02
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 001-33223

Oritani Financial Corp.

(Exact name of registrant as specified in its charter)

United States	22-3617996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 Pascack Road, Township of Washington, New Jersey	07676
(Address of Principal Executive Offices)	Zip Code

(201) 664-5400

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 31, 2006 there were 1,000 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, all of which were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

September 30, 2006 (unaudited) and June 30, 2006

(In thousands)

	September 30, 2006	June 30, 2006
Assets
Cash on hand and in banks	$6,461	$7,274
Federal funds sold	35,175	—

Cash and cash equivalents	41,636	7,274

Loans, net	667,011	643,064
Securities held to maturity, estimated market value of $10,280,396 and $13,186,446 at September 30, 2006 and June 30, 2006, respectively	10,415	13,415
Securities available for sale, at market value	10,504	10,499
Mortgage-backed securities held to maturity, estimated market value of $248,538,342 and $262,323,316 at September 30, 2006 and June 30, 2006, respectively	257,048	274,695
Mortgage-backed securities available for sale, at market value	15,950	17,426
Bank Owned Life Insurance (at cash surrender value)	24,619	24,381
Federal Home Loan Bank of New York stock, at cost	10,917	9,367
Accrued interest receivable	4,207	3,910
Investments in real estate joint ventures, net	6,264	6,233
Real estate held for investment	2,365	2,223
Office properties and equipment, net	10,195	10,171
Other assets	7,639	8,763

	$1,068,770	$1,031,421

Liabilities
Deposits	$688,287	$688,646
Borrowings	204,240	169,780
Advance payments by borrowers for taxes and insurance	4,710	5,107
Accrued taxes payable	697	439
Official checks outstanding	4,065	4,249
Other liabilities	14,573	13,065

Total liabilities	916,572	881,286

Stockholder’s Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized-1,000 issued and outstanding	—	—
Retained income	152,257	150,265
Accumulated other comprehensive loss, net of tax	(59)	(130)

Total stockholder’s equity	152,198	150,135

	$1,068,770	$1,031,421

See accompanying notes to consolidated unaudited financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

Three months ended September 30, 2006 and 2005 (unaudited)

(In thousands)

	Three months ended September 30,
	2006	2005
Interest income:
Interest on mortgage loans	$10,223	$7,923
Interest on securities held to maturity	239	273
Interest on securities available for sale	144	580
Interest on mortgage-backed securities held to maturity	2,551	3,278
Interest on mortgage-backed securities available for sale	203	262
Interest on federal funds sold	266	24

Total interest income	13,626	12,340

Interest expense:
Deposits	5,222	3,616
Borrowings	2,005	1,842

Total interest expense	7,227	5,458

Net interest income before provision for loan losses	6,399	6,882
Provision for loan losses	150	300

Net interest income	6,249	6,582

Other income:
Service charges	258	237
Real estate operations, net	307	251
Income from investments in real estate joint ventures	327	308
Bank-owned life insurance	238	188
Other income	51	28

Total other income	1,181	1,012

Operating expenses:
Compensation, payroll taxes and fringe benefits	3,060	2,253
Advertising	124	125
Office occupancy and equipment expense	379	500
Data processing service fees	259	261
Federal insurance premiums	22	24
Telephone, Stationary, Postage and Supplies	84	94
Insurance, Legal, Audit and Accounting	153	153
Other expenses	173	202

Total operating expenses	4,254	3,612

Income before income tax expense	3,176	3,982
Income tax expense	1,184	1,405

Net income	$1,992	$2,577

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Stockholder’s Equity

Three months ended September 30, 2006 and 2005 (unaudited)

(In thousands)

	Common Stock	Retained income	Accumulated other comprehensive loss, net of tax	Total stockholder’s equity
Balance at June 30, 2005	$—	$141,803	$(7)	$141,796
Comprehensive income:
Net income	—	2,577	—	2,577
Unrealized holding loss on securities available for sale arising during year (net of tax benefit of ($170))	—	—	(316)	(316)

Total comprehensive income				2,261

Balance at September 30, 2005	$—	$144,380	$(323)	$144,057

Balance at June 30, 2006	$—	$150,265	$(130)	$150,135
Comprehensive income:
Net income	—	1,992	—	1,992
Unrealized holding gain on securities available for sale arising during year (net of tax of $43)	—	—	71	71

Total comprehensive income				2,063

Balance at September 30, 2006	$—	$152,257	$(59)	$152,198

See accompanying notes to consolidated unaduited financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

Three months ended September 30, 2006 and 2005 (unaudited)

(In thousands)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities
Net Income	$1,992	$2,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	182	186
Amortization and accretion of premiums and discounts, net	122	241
Net amortization and accretion of deferred fees	(156)	(145)
Provision for losses on loans	150	300
Deferred taxes	(529)	(495)
Increase in accrued interest receivable	(297)	(290)
Increase in cash surrender value of bank-owned life insurance	(238)	(188)
Income from real estate held for investment	(307)	(251)
Income from investments in real estate joint ventures	(327)	(308)
Increase in other liabilities	1,583	2,247
Decrease in other assets	1,759	938

Net cash provided by operating activities	3,934	4,812

Cash flows from investing activities
Maturities of investment securities held to maturity	3,000	—
Principal payments of mortgage-backed securities held to maturity	17,532	34,067
Principal payments of mortgage-backed securities available for sale	1,578	2,563
Originations of loans	(44,243)	(69,839)
Purchases of mortgage loans	—	(2,061)
Principal repayments of loans	20,303	16,445
Purchase of FHLB-NY stock	(1,550)	(778)
Additional investment in real estate held for investment	(100)	(76)
Distributions received from real estate held for investment	138	167
Distributions received from real estate joint ventures	272	242
Purchases of premises and equipment	(206)	(229)

Net cash used in investing activities	(3,276)	(19,499)

Cash flows from financing activities
Net decrease in deposits	(359)	(8,573)
Net decrease in advances by borrowers for taxes and insurance	(397)	(322)
Proceeds from borrowed funds	50,000	32,015
Repayment of borrowed funds	(15,540)	(16,459)

Net cash provided by financing activities	33,704	6,661

Net increase (decrease) in cash and cash equivalents	34,362	(8,026)
Cash and cash equivalents at beginning of period	7,274	18,184

Cash and cash equivalents at end of period	$41,636	$10,158

Supplemental cash flow information
Cash paid during the month for:
Interest	$6,757	$5,442
Income taxes	$197	$129

See accompanying notes to consolidated unaudited financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., and its wholly owned subsidiaries, Oritani Savings Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Savings Bank, Oritani Financial Services, Inc. (inactive), Ormon LLC (Ormon), and Oritani Holding Company, as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the “Company.”

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the interim financial statements. The consolidated financial statements presented should be read in conjunction with Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission.

2. Stock Offering

The Company completed its initial public stock offering on January 23, 2007. Consequently, the information herein does not contain any per share information. The Company sold 12,165,649 shares, or 30% of the outstanding common stock, to subscribers in the offering, including 1,589,644 shares of common stock purchased by the Oritani Savings Bank Employee Stock Ownership Plan. Oritani Financial Corp., MHC, the Company’s federally chartered mutually holding company parent holds 27,575,476 shares of common stock, or 68% of the Company’s outstanding common stock. Additionally, the Bank contributed $1.0 million in cash and the Company issued 811,037 shares of common stock (2% of the outstanding shares) to the OritaniSavingsBank Charitable Foundation.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	September 30, 2006	June 30, 2006
	(In thousands)
First mortgage loan balances:
Conventional	$170,587	$165,014
Partially guaranteed by VA or insured by FHA	44	56
Multifamily and commercial real estate	394,394	379,208
Second mortgage and equity loans	67,588	66,198
Construction loans	42,700	38,722
Other loans	1,242	3,291

Total loans	676,555	652,489

Less:
Deferred loan fees, net	1,722	1,753
Allowance for loan losses	7,822	7,672

Total loans, net	$667,011	$643,064

The activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30,
	2006	2005
	(In thousands)
Balance at beginning of period	$7,672	$6,172
Provisions charged to operations	150	300

Balance at end of period	$7,822	$6,472

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4. Deposits

Deposits are summarized as follows:

	September 30, 2006	June 30, 2006
	(Dollars in thousands)
NOW deposits	$77,298	$77,266
Money market deposits	25,532	22,023
Savings	171,922	181,907
Time deposits	413,535	407,450

Total deposits	$688,287	$688,646

5. Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of Statement No. 155 to have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on July 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 15, 2006 (as of June 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible short-term dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in our organization, compensation and benefit plans.

Overview

On November 21, 2006, the Company commenced its initial stock offering whereby the Company offered for sale up to 10,578,825 shares of its common stock, subject to adjustment to up to 12,165,649 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares, and 12,165,649 shares were sold in the offering. The shares sold represented 30.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of the Company’s outstanding common stock, or 811,037 shares, and Oritani Savings Bank contributed $1.0 million in cash, to a charitable foundation established by Oritani Savings Bank. Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent, owns 68.0% of the Company’s outstanding common stock. The stock offering expired on December 13, 2006, and the offering was consummated on January 23, 2007.

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total Assets. Total assets increased $37.3 million, or 3.6%, to $1.1 billion at September 30, 2006, from $1.0 billion at June 30, 2006, primarily as a result of increases in cash and cash equivalents and loans, net. These increases were funded primarily through increased borrowings and cash flows from principal and interest payments associated with mortgage-backed securities held to maturity.

Cash and Cash Equivalents. Cash and cash equivalents increased $34.4 million, to $41.6 million at September 30, 2006 from $7.3 million at June 30, 2006 primarily as a result of increases in borrowings. The proceeds from the additional borrowings were invested in federal funds and are expected to be deployed to fund loan originations and/or investment purchases.

Net Loans Net loans increased $23.9 million, or 3.7%, to $667.0 million at September 30, 2006 from $643.1 million at June 30, 2006 as management continued to emphasize the origination of multi-family and commercial real estate loans. Originations for the quarter ended September 30, 2006 totaled $44.2 million, offset partially by principal payments on the portfolio of $20.3 million, resulting in the net increase. No loans were purchased over the period.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Securities Held to Maturity. Securities held to maturity decreased $3.0 million, or 22.4%, to $10.4 million at September 30, 2006 from $13.4 million at June 30, 2006. This decrease was due to the maturity of one security in July 2006.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $17.6 million, or 6.4%, to $257.0 million at September 30, 2006 from $274.7 million at June 30, 2006. This decrease was due to principal repayments received on this portfolio. The redeployment of funds received from the mortgage-backed security portfolios into loan originations is consistent with our business strategy.

Deposits. Deposits decreased $359,000, or 0.1%, to $688.3 million at September 30, 2006 from $688.6 million at June 30, 2006. Deposits were relatively stagnant over the quarter. There remains significant competition to attract and retain deposits in Oritani Savings Bank’s market area. In addition, the current inverted yield curve provides additional challenges to attract and retain deposits at a profitable level.

Borrowings. Borrowings increased $34.5 million, or 20.3%, to $204.2 million at September 30, 2006 from $169.8 million June 30, 2006. Management determined that the interest rate environment over the quarter presented several opportunities to secure borrowed funds with favorable rates and terms for current and projected loan growth. New borrowings totaling $50.0 million were secured from the Federal Home Loan Bank of New York during the quarter ended September 30, 2006, offset partially by repayments of existing borrowings. The majority of the proceeds of these new borrowings have been invested in federal funds to fund future loan originations and possible investment purchases.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Average Balance Sheets for the Three Months ended September 30, 2006 and 2005

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the Three Months Ended
	September 30, 2006			September 30, 2005
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$652,784	$10,223	6.26%	$517,104	$7,923	6.13%
Securities available for sale	10,500	144	5.49%	60,798	580	3.82%
Securities held to maturity	20,737	239	4.61%	34,754	273	3.14%
Mortgage backed securities available for sale	16,788	203	4.84%	24,640	262	4.25%
Mortgage backed securities held to maturity	265,929	2,551	3.84%	355,930	3,278	3.68%
Interest on federal funds sold	19,923	266	5.34%	2,921	24	3.29%

Total interest-earning assets	986,661	13,626	5.52%	996,147	12,340	4.96%

Non-interest-earning assets	58,006			54,539

Total assets	$1,044,667			$1,050,686

Interest-bearing liabilities:
Savings deposits	175,907	625	1.42%	209,911	626	1.19%
Money market	27,406	231	3.37%	22,155	125	2.26%
NOW accounts	73,023	219	1.20%	83,849	205	0.98%
Time deposits	409,241	4,147	4.05%	382,156	2,660	2.78%

Total deposits	685,577	5,222	3.05%	698,071	3,616	2.07%
Borrowings	186,694	2,005	4.30%	184,484	1,842	3.99%

Total interest-bearing liabilities	872,271	7,227	3.31%	882,555	5,458	2.47%

Non-interest-bearing liabilities	21,722			25,860

Total liabilities	893,993			908,415
Stockholders’ equity	150,674			142,271

Total liabilities and stockholders’ equity	$1,044,667			$1,050,686

Net interest income		$6,399			$6,882

Net interest rate spread (1)			2.21%			2.48%

Net interest-earning assets (2)	$114,390			$113,592

Net interest margin (3)			2.59%			2.76%

Average of interest-earning assets to interest-bearing liabilities			1.13X			1.13X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005

Net Income. Net income decreased $585,000, or 22.7%, to $2.0 million for the quarter ended September 30, 2006 compared to $2.6 million for the comparable 2005 quarter. Over the period, our annualized return on assets decreased to 0.76% for the 2006 quarter compared to 0.98% for the 2005 quarter and the annualized return on equity decreased to 5.29% for the 2006 quarter compared to 7.25%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

for the 2005 quarter. The primary factors contributing to these decreases were decreased net interest income and increased operating expenses, partially offset by increased other income and decreased provisions for loan losses.

Total Interest Income. Total interest income increased $1.3 million, or 10.4%, to $13.6 million for the quarter ended September 30, 2006, compared to $12.3 million for the comparable 2005 period. Interest on mortgage loans increased $2.3 million, or 29.0%, and was primarily attributable to a $135.7 million increase in the average balance of the portfolio, as well as a 13 basis point increase in yield. Decreases in interest income were incurred on all other interest income captions except interest on federal funds sold. These decreases in interest income were due to decreases in the corresponding average balance. Interest income on federal funds sold increased $242,000 due to a $17.0 million increase in the average balance of the portfolio and a 205 basis point increase in yield. The average balance increase was due to the proceeds from the recent borrowings.

Interest Expense. Interest expense increased $1.8 million, or 33.3%, to $7.2 million for the quarter ended September 30, 2006 from $5.5 million for the comparable 2005 period. Interest expense on deposits constituted the majority of this change, increasing $1.6 million, resulting from a 98 basis point increase in average cost. The average balance of interest-bearing deposits decreased $12.5 million between periods. The cost of borrowings increased $163,000 during the quarter ended September 30, 2006 compared to the 2005 period. This increase was due to an increase in the average balance of the related balance sheet caption of $2.2 million as well as a 31 basis point increase in cost. Some of our advances were called by the issuer during the year, and replaced with higher cost borrowings.

Net Interest Income Before Provision for Loan Losses. Net interest income decreased $483,000, or 7.0%, to $6.4 million for the quarter ended September 30, 2006 from $6.9 million for the quarter ended September 30, 2005. The decrease in net interest income before provision for loan losses resulted primarily from a 27 basis point decrease in the average interest rate spread to 2.21% for the quarter ended September 30, 2006 from 2.48% for the year earlier period, offset partially by an increase in the average balance of loans, net.

Provision for Loan Losses. Provision for loan losses decreased to $150,000 for the quarter ended September 30, 2006 from $300,000 for the year earlier period. The adequacy of the allowance for the loan losses is analyzed quarterly by management. The allowance for loan losses increased, as compared to June 30, 2006, due to the continued growth in the loan portfolio. The provision for loan losses decreased during the quarter ended September 30, 2006, versus the 2005 quarter, due to a decrease in the growth of the portfolio. Total loans increased $23.9 million from June 30, 2006 to September 30, 2006, as compared to an increase of $55.7 million from June 30, 2005 to September 30, 2005.

Other Income. Total other income increased $170,000, or 16.8%, to $1.2 million for the quarter ended September 30, 2006 versus $1.0 million for the quarter ended September 30, 2005 primarily from increased income from real estate operations, net and bank owned life insurance. The increased income on bank owned life insurance was due to an increased balance as well as an increased yield on the portfolio.

Operating Expenses. Operating expenses increased $642,000, or 17.8%, to $4.3 million for the quarter ended September 30, 2006 versus $3.6 million for the year earlier period. The primary change was an increase of $807,000 in compensation, payroll taxes, and fringe benefits, primarily from an increase in retirement costs, partially offset by a decrease in office occupancy and equipment expense. Benefit costs for retirement plans increased $632,000 during the quarter ended September 30, 2006 versus the quarter ended September 30, 2005, resulting primarily from a $367,000 increase in costs for our Defined Benefit Pension Plan. Office occupancy and equipment expense decreased $121,000 over the

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

comparable quarters. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses. The decreased real estate tax expense was primarily attributable to the successful appeal of the assessed values of several properties.

Income Tax Expense. Income tax expense decreased $221,000, or 15.7%, to $1.2 million for the quarter ended September 30, 2006 versus $1.4 million for the quarter ended September 30, 2005. The primary reason for the decrease in income tax expense was a decrease in income before income tax expense. For the reasons described above, income before income tax expense decreased $806,000, or 20.2%, to $3.2 million for the quarter ended September 30, 2006 versus $4.0 million for the quarter ended September 30, 2005. The Company’s effective tax rates for the quarters ended September 30, 2006 and 2005 were 37.3% and 35.3%, respectively. The increase in the effective rate in the 2006 period is primarily due to changes in New Jersey tax law that effect the taxation of dividends paid by a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At September 30, 2006 the Company had no overnight borrowings from the FHLB as compared to $4.9 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $204.2 million at September 30, 2006, an increase from $169.8 million at June 30, 2006. This increase was primarily the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2006, outstanding commitments to originate loans totaled $85.4 million and outstanding unused lines of credit totaled $15.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $367.4 million at September 30, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

As of September 30, 2006 the Company and Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2006
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$159,517	26.4%	$48,279	8.0%
Tier I capital (to risk-weighted assets)	151,970	25.2	24,139	4.0
Tier I capital (to average assets)	151,970	14.6	41,790	4.0

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are classified. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency is a key indicator of such issues. Management classifies such loans within the following industry standard categories: Special Mention; Substandard; Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

On a quarterly basis, the Chief Financial Officer reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

The results of this quarterly process are summarized along with recommendations and presented to executive management for their review. Based on these recommendations, loan loss allowances are

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

approved by executive management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Chief Financial Officer. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.

We have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will effect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at September 30, 2006 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Asset Impairment Judgments. Some of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Savings Bank has established an Asset/Liability Management Committee, comprised of its President, Senior Vice President, Chief Financial Officer, Senior Vice President-Commercial Lending, Vice President-Mortgage Lending and Vice President-Branch Administration, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports to the Board on a quarterly basis.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

(ii)	investing in shorter duration securities and mortgage-backed securities; and

(iii)	obtaining general financing through longer-term Federal Home Loan Bank advances with call options that are considered unlikely.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net Portfolio Value. We compute the amounts by which our net present value of cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of September 30, 2006, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
	Estimated NPV (2)	Estimated Increase (Decrease)		NPV Ratio (4)	(basis points)	Estimated Net Interest Income	Increase (Decrease) in estimated Net interest income
		Amount	Percent				Amount	Percent
	(dollars in thousands)
+200bp	$121,122	$(44,836)	(27.02)%	13.07%	(369)	$23,846	$(3,852)	(13.91)%
+100bp	146,435	(19,523)	(11.76)%	15.26%	(151)	26,216	(1,482)	(5.35)%
0bp	165,958	—	—	16.76%	—	27,698	—	—
-100bp	178,144	12,186	7.34%	17.52%	75	28,144	446	1.61%
-200bp	179,707	13,749	8.28%	17.30%	54	27,587	(111)	(0.40)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2006, in the event of a 100 basis point increase in interest rates, we would experience an 11.76% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 27.02% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-137309).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	The Company commenced its initial stock offering on or about November 21, 2006, and the offering closed on January 23, 2007. Subscriptions received in the offering earned interest at Oritani Savings Bank’s passbook savings rate. There have been no material changes in the Company’s projected use of the offering proceeds as from what was disclosed in the section entitled “How We Intend to Use the Proceeds From the Stock Offering” in the Company’s Registration Statement on Form S-1 (Commission File No. 333-137309).

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: February 1, 2007	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 1, 2007	/s/ John M. Fields
John M. Fields
Senior Vice President and Chief Financial Officer