Form 10-Q
period 2006-12-31
Oritani Financial Corp.
filed 2007-02-14
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of February 8, 2007 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

December 31, 2006 (unaudited) and June 30, 2006

	December 31, 2006	June 30, 2006
	(unaudited)
	(in thousands)

Assets
Cash on hand and in banks	$9,862	$7,274
Federal funds sold and short term investments	491,023	—

Cash and cash equivalents	500,885	7,274

Loans, net	688,602	643,064
Securities held to maturity, estimated market value of $10,312,718 and $13,186,446 at December 31, 2006 and June 30, 2006, respectively	10,415	13,415

Securities available for sale, at market value	15,485	10,499
Mortgage-backed securities held to maturity, estimated market value of $240,008,579 and $262,323,316 at December 31, 2006 and June 30, 2006, respectively	247,578	274,695

Mortgage-backed securities available for sale, at market value	14,687	17,426
Bank Owned Life Insurance (at cash surrender value)	24,863	24,381
Federal Home Loan Bank of New York stock, at cost	12,236	9,367
Accrued interest receivable	4,241	3,910
Investments in real estate joint ventures, net	6,276	6,233
Real estate held for investment	2,329	2,223
Office properties and equipment, net	10,089	10,171
Other assets	7,794	8,763

	$1,545,480	$1,031,421

Liabilities
Deposits	$721,304	$688,646
Borrowings	233,576	169,780
Advance payments by borrowers for taxes and insurance	5,492	5,107
Accrued taxes payable	139	439
Official checks outstanding	2,369	4,248
Stock subscription proceeds	413,130	—
Other liabilities	14,801	13,065

Total liabilities	1,390,811	881,285

Stockholder’s Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized-1,000 issued and outstanding	—	—
Retained income	154,714	150,266
Accumulated other comprehensive loss, net of tax	(45)	(130)

Total stockholder’s equity	154,669	150,136

	$1,545,480	$1,031,421

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

Three and Six Months Ended December 31, 2006 and 2005 (unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(in thousands)
Interest income:
Interest on mortgage loans	$10,735	$8,764	$20,958	$16,687
Interest on securities held to maturity	281	277	520	549
Interest on securities available for sale	149	242	293	823
Interest on mortgage-backed securities held to maturity	2,421	3,027	4,972	6,304
Interest on mortgage-backed securities available for sale	192	247	395	509
Interest on federal funds sold and short term investments	1,682	33	1,948	57

Total interest income	15,460	12,590	29,086	24,929

Interest expense:
Deposits and stock subscription proceeds	6,006	3,957	11,228	7,573
Borrowings	2,437	1,762	4,442	3,603

Total interest expense	8,443	5,719	15,670	11,176

Net interest income before provision for loan losses	7,017	6,871	13,416	13,753

Provision for loan losses	275	500	425	800

Net interest income	6,742	6,371	12,991	12,953

Other income:
Service charges	275	281	533	519
Real estate operations, net	226	241	533	492
Income from investments in real estate joint ventures	274	266	601	574
Bank-owned life insurance	245	219	483	407
Net loss on the sale of securities	—	(321)	—	(321)
Other income	53	62	104	89

Total other income	1,073	748	2,254	1,760

Operating expenses:
Compensation, payroll taxes and fringe benefits	2,732	3,492	5,791	5,744
Advertising	126	172	250	297
Office occupancy and equipment expense	395	536	774	1,036
Data processing service fees	252	289	512	550
Federal insurance premiums	23	24	45	47
Telephone, Stationary, Postage and Supplies	101	110	185	204
Insurance, Legal, Audit and Accounting	211	147	364	300
Other expenses	156	215	328	419

Total operating expenses	3,996	4,985	8,249	8,597

Income before income tax expense	3,819	2,134	6,996	6,116
Income tax expense	1,363	817	2,548	2,222

Net income	$2,456	$1,317	$4,448	$3,894

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Stockholder’s Equity

Six months ended December 31, 2006 and 2005 (unaudited)

(In thousands)

	Common Stock	Retained income	Accumulated other comprehensive loss, net of tax	Total stockholder’s equity
Balance at June 30, 2005	$—	$141,803	$(7)	$141,796
Comprehensive income:
Net income	—	3,894	—	3,894
Unrealized holding loss on securities available for sale arising during year (net of tax benefit of ($118))	—	—	(220)	(220)

Total comprehensive income				3,674

Balance at December 31, 2005	$—	$145,697	$(227)	$145,470

Balance at June 30, 2006	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	4,448	—	4,448
Unrealized holding gain on securities available for sale arising during year (net of tax of $50)	—	—	85	85

Total comprehensive income				4,533

Balance at December 31, 2006	$—	$154,714	$(45)	$154,669

See accompanying notes to consolidated unaudited financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

Six months ended December 31, 2006 and 2005 (unaudited)

(In thousands)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities
Net Income	$4,448	$3,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	366	379
Amortization and accretion of premiums and discounts, net	239	460
Net amortization and accretion of deferred fees	(298)	(300)
Loss on Investments AFS	—	321
Provision for losses on loans	425	800
Decrease in deferred taxes	466	895
Increase in accrued interest receivable	(331)	(234)
Increase in cash surrender value of bank-owned life insurance	(483)	(407)
Income from real estate held for investment	(533)	(492)
Income from investments in real estate joint ventures	(601)	(574)
(Decrease) increase in other liabilities	(443)	9,362
Decrease in other assets	716	81

Net cash provided by operating activities	3,971	14,185

Cash flows from investing activities
Purchases of investment securities AFS	(5,000)	—
Purchases of investment securities HTM	(5,000)	—
Maturities of investment securities held to maturity	8,000	5,000
Purchases of mortgage-backed securities HTM	(4,886)	—
Proceeds of Sales from Asset Management Fund	—	50,000
Principal payments of mortgage-backed securities held to maturity	31,776	60,189
Principal payments of mortgage-backed securities available for sale	2,876	4,404
Originations of loans	(85,619)	(137,665)
Purchases of mortgage loans	—	(2,061)
Principal repayments of loans	39,954	36,178
Purchase of FHLB-NY stock	(2,869)	(116)
Distributions received from real estate held for investment	138	167
Additional investment in real estate joint ventures	—	(1,025)
Distributions received from real estate joint ventures	585	659
Purchase of BOLI	—	(4,523)
Purchases of premises and equipment	(284)	(571)

Net cash (used in) provided by investing activities	(20,329)	10,636

Cash flows from financing activities
Net increase (decrease) in deposits	32,658	(5,133)
Stock subscription received	413,130	—
Net increase in advances by borrowers for taxes and insurance	385	504
Proceeds from borrowed funds	80,000	—
Repayment of borrowed funds	(16,204)	(15,904)

Net cash provided by (used in) financing activities	509,969	(20,533)

Net increase in cash and cash equivalents	493,611	4,288
Cash and cash equivalents at beginning of period	7,274	18,184

Cash and cash equivalents at end of period	$500,885	$22,472

Supplemental cash flow information
Cash paid during the period for:
Interest	$13,787	$11,075
Income taxes	$2,125	$173

See accompanying notes to consolidated unaudited financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., and its wholly owned subsidiaries, Oritani Savings Bank (the Bank), Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Savings Bank, Oritani Financial Services, Inc. (inactive), Ormon LLC (Ormon), and Oritani Holding Company, as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the “Company.”

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the interim financial statements. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s Registration Statement on Form S-1, as amended (Registration Number 333-137309), filed with the Securities and Exchange Commission on November 8, 2006.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

3. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	December 31, 2006	June 30, 2006
	(In thousands)
Conventional	$166,045	$165,014
Partially guaranteed by VA or insured by FHA	32	56
Multifamily and commercial real estate	415,707	379,208
Second mortgage and equity loans	67,603	66,198
Construction loans	48,154	38,722
Other loans	912	3,291

Total loans	698,453	652,489

Less:
Deferred loan fees, net	1,754	1,753
Allowance for loan losses	8,097	7,672

Total loans, net	$688,602	$643,064

The activity in the allowance for loan losses is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)		(In thousands)
	2006	2005	2006	2005
Balance at beginning of period	$7,822	$6,472	$7,672	$6,172
Provisions charged to operations	275	500	425	800

Balance at end of period	$8,097	$6,972	$8,097	$6,972

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. Deposits

Deposits are summarized as follows:

	December 31, 2006	June 30, 2006
	(In thousands)
Checking accounts	$83,682	$77,266
Money market accounts	33,357	22,023
Savings accounts	177,421	181,907
Time deposits	426,844	407,450

Total deposit accounts	$721,304	$688,646

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

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

Overview

On November 21, 2006, the Company commenced its initial stock offering whereby the Company offered for sale up to 10,578,825 shares of its common stock, subject to adjustment to up to 12,165,649 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares, and 12,165,649 shares were sold in the offering. The shares sold represented

30.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of the Company’s outstanding common stock, or 811,037 shares, and Oritani Savings Bank contributed $1.0 million in cash, to a charitable foundation established by Oritani Savings Bank. Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent, owns 68.0% of the Company’s outstanding common stock. The stock offering expired on December 13, 2006, and the offering was consummated on January 23, 2007. In the stock offering, we received total subscription orders for approximately $464.3 million.

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total Assets. Total assets increased $514.1 million, or 49.8%, to $1.55 billion at December 31, 2006, from $1.03 billion at June 30, 2006. The increase largely occurred during the month of December, 2006 due to the receipt of stock subscription orders. The largest asset increase occurred in fed funds and short term investments, which had an ending balance at December 31, 2006 of $491.0 million. The proceeds from the stock subscription orders along with the other liquidity of the Company were invested in fed funds and short term investments. There were no such investments at June 30, 2006.

Cash and Cash Equivalents. Cash and cash equivalents increased $493.6 million, to $500.9 million at December 31, 2006 from $7.3 million at June 30, 2006 primarily due to the cash received during the stock offering subscription period.

Net Loans The Company also experienced substantial growth in loans, net. Loans, net increased $45.5 million, or 7.1%, to $688.6 million at December 31, 2006, from $643.1 million at June 30, 2006. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the six months ended December 31, 2006 totaled $85.6 million. The loan originations were funded primarily through funds received from the payment of existing loans, net cash flows from the MBS and investment portfolios and new borrowings.

Securities Held to Maturity. Securities held to maturity decreased $3.0 million, or 22.4%, to $10.4 million at December 31, 2006 from $13.4 million at June 30, 2006. This decrease was due to the maturity of one security in July 2006.

Securities Available for Sale. Securities available for sale increased $5.0 million, or 47.5%, to $15.5 million at December 31, 2006 from $10.5 million at June 30, 2006. This increase was due to purchases during the period.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $27.1 million, or 9.9%, to $247.6 million at December 31, 2006 from $274.7 million at June 30, 2006. This decrease was due to principal repayments received on this portfolio. The redeployment of funds received from the mortgage-backed security portfolios into loan originations is consistent with our business strategy.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale decreased $2.7 million, or 15.7%, to $14.7 million at December 31, 2006 from $17.4 million at June 30, 2006. This decrease was due to principal repayments received on this portfolio. The redeployment of funds received from the mortgage-backed security portfolios into loan originations is consistent with our business strategy.

Federal Home Loan Bank of New York (“FHLB-NY”.) FHLB-NY stock increased $2.9 million, or 30.6%, to $12.2 million at December 31, 2006, from $9.4 million at June 30, 2006. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits. Deposits increased $32.7 million, or 4.7%, to $721.3 million at December 31, 2006, from $688.6 million at June 30, 2006, reversing a trend of deposit erosion. The Company permitted eligible purchases of stock in the stock offering to be made through withdrawals from deposit accounts, and a portion of the increase in deposits resulted from the stock offering. When the stock transaction closed in January, deposits totaling $14.7 million were withdrawn for stock purchases. Stock orders that were requested by depositors but were unfilled due to the oversubscription totaled an additional $20.0 million. While the exact amount can not be quantified, it is likely that a portion of this $20.0 million will be withdrawn from the Bank.

Borrowings. Borrowings increased $63.8 million, or 37.6%, to $233.6 million at December 31, 2006, from $169.8 million at June 30, 2006. The Company committed to various advances from the FHLB-NY over the period with terms considered to be favorable.

Stock Subscription Proceeds. Stock subscription proceeds received in checks totaled $413.1 million at December 31, 2006. There was no corresponding balance at June 30, 2006. All of the proceeds were received during the month of December 2006. All of the balances in this caption were temporary as the funds were used to either purchase stock in the Company’s initial public offering or returned to subscribers.

Stockholder’s equity. Stockholder’s equity increased $4.5 million, or 3.0%, to $154.7 million at December 31, 2006, from $150.1 million at June 30, 2006. This increase is due to net income for the period slightly augmented by an increase in the value of securities classified as available for sale.

Average Balance Sheets for the Three Months and Six Months ended December 2006 and 2005

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended
	December 31, 2006				December 31, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$678,853	$10,735	6.33%		$574,698	$8,764	6.10%
Securities available for sale	10,721	149	5.56%		22,627	242	4.28%
Securities held to maturity	21,207	281	5.30%		34,454	277	3.22%
Mortgage backed securities available for sale	15,387	192	4.99%		22,224	247	4.45%
Mortgage backed securities held to maturity	250,824	2,421	3.86%		324,918	3,027	3.73%
Federal funds sold and short term investments	123,949	1,682	5.43%		3,301	33	4.00%

Total interest-earning assets	1,100,941	15,460	5.62%		982,222	12,590	5.13%

Non-interest-earning assets	66,282				57,054

Total assets	$1,167,223				$1,039,276

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	245,797	906	1.47%		200,745	603	1.20%
Money market	29,931	283	3.78%		20,848	123	2.36%
NOW accounts	76,108	225	1.18%		83,386	223	1.07%
Time deposits	417,706	4,592	4.40%		388,193	3,008	3.10%

Total deposits	769,542	6,006	3.12%		693,172	3,957	2.28%
Borrowings	221,918	2,437	4.39%		175,350	1,762	4.02%

Total interest-bearing liabilities	991,460	8,443	3.41%		868,522	5,719	2.63%

Non-interest-bearing liabilities	23,334				26,584

Total liabilities	1,014,794				895,106
Stockholder’s equity	152,429				144,170

Total liabilities and stockholder’s equity	$1,167,223				$1,039,276

Net interest income		$7,017				$6,871

Net interest rate spread (1)			2.21%				2.50%

Net interest-earning assets (2)	$109,481				$113,700

Net interest margin (3)			2.55%				2.80%

Average of interest-earning assets to interest-bearing liabilities			1.11	X			1.13	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended
	December 31, 2006				December 31, 2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$665,818	$20,958	6.30%		$545,901	$16,687	6.11%
Securities available for sale	10,610	293	5.52%		41,713	823	3.95%
Securities held to maturity	20,971	520	4.96%		34,604	549	3.17%
Mortgage backed securities available for sale	16,088	395	4.91%		23,432	509	4.34%
Mortgage backed securities held to maturity	258,377	4,972	3.85%		340,424	6,304	3.70%
Federal funds sold and short term investments	71,936	1,948	5.42%		3,111	57	3.66%

Total interest-earning assets	1,043,800	29,086	5.57%		989,185	24,929	5.04%

Non-interest-earning assets	62,162				55,796

Total assets	$1,105,962				$1,044,981

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	210,851	1,531	1.45%		205,327	1,229	1.20%
Money market	28,669	514	3.59%		21,502	248	2.31%
NOW accounts	74,565	444	1.19%		83,617	428	1.02%
Time deposits	413,474	8,739	4.23%		385,175	5,668	2.94%

Total deposits	727,559	11,228	3.09%		695,621	7,573	2.18%
Borrowings	204,306	4,442	4.35%		179,917	3,603	4.01%

Total interest-bearing liabilities	931,865	15,670	3.36%		875,538	11,176	2.55%

Non-interest-bearing liabilities	22,546				26,222

Total liabilities	954,411				901,760
Stockholder’s equity	151,551				143,221

Total liabilities and stockholder’s equity	$1,105,962				$1,044,981

Net interest income		$13,416				$13,753

Net interest rate spread (1)			2.21%				2.49%

Net interest-earning assets (2)	$111,935				$113,647

Net interest margin (3)			2.57%				2.78%

Average of interest-earning assets to interest-bearing liabilities			1.12	X			1.13	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarters Ended December 31, 2006 and 2005.

Net Income. Net income increased $1.1 million, or 86.5%, to $2.5 million for the quarter ended December 31, 2006, as compared to $1.3 million for the corresponding 2005 quarter. Over the period, our annualized return on average assets increased to 0.84% for the 2006 quarter compared to 0.51% for the 2005 quarter and the annualized return on average equity increased to 6.44% for the 2006 quarter compared to 3.65% for the 2005 quarter. The Company’s increased net income was positively impacted by several factors. One of the primary sources was the reinvestment of the proceeds received from the subscription stock offering. Such funds were invested in short term investments and the Company was able to realize a return that was slightly higher than the federal funds rate. The Company paid interest on these funds at the Bank’s passbook rate of interest, and the difference between the interest earned and the interest paid increased results for the period. Earnings for the period also benefited from reduced costs for the Defined Benefit Pension Plan (“DB Plan”). As further described below, the Company recorded expenses of $1.1 million associated with the DB Plan over the quarter ended December 31, 2005, while no expense was necessary for the comparable 2006 period. Also positively impacting the increased 2006 earnings were a reduction in the provision for loan losses, as well as a loss on sale of securities that dampened results for the 2005 period.

Total Interest Income. Total interest income increased by $2.9 million, or 22.8%, to $15.5 million for the three months ended December 31, 2006, from $12.6 million for the three months ended December 31, 2005. The largest increase occurred in interest on mortgage loans, which increased $2.0 million. This increase was due to both higher average balances and higher yield on the portfolio. The average balance of loans increased $104.2 million for the three months ended December 31, 2006 versus the three months ended December 31, 2005, while the yield on the portfolio increased 23 basis points over that same period. Interest on the investment related captions of securities held to maturity (“HTM”), securities available for sale (“AFS”), mortgage-backed securities (“MBS”) HTM and MBS AFS decreased by $750,000, or 19.8%, to $3.0 million for the three months ended December 31, 2006, from $3.8 million for the three months ended December 31, 2005. This decrease was due to a decrease in the average balance partially offset by an increase in yield. The average balance of these investment related portfolios decreased $106.1 million for the three months ended December 31, 2006 versus the three months ended December 31, 2005, while the yield on the portfolio increased 33 basis points over that same period. Interest on federal funds sold and short term investments increased substantially as the funds from the stock offering subscription were deployed in short term investments. Interest on federal funds sold and short term investments increased to $1.7 million for the three months ended December 31, 2006, from $33,000 for the three months ended December 31, 2005.

Total Interest Expense Total interest expense increased by $2.7 million, or 47.6%, to $8.4 million for the three months ended December 31, 2006, from $5.7 million for the three months ended December 31, 2005. Interest expense was substantially affected by the current interest rate environment. Short term rates increased considerably over the periods and the Bank increased its rates on deposit products in order to attract customers as well as minimize outflows. In addition, the interest paid on the stock subscription proceeds is included within interest on deposits in 2006. Interest expense on these proceeds was computed at the Bank’s passbook rate and totaled $247,000. Interest expense on deposits and stock subscription proceeds increased by $2.0 million, or 51.8%, to $6.0 million for the three months ended December 31, 2006, from $4.0 million for the three months ended December 31, 2005. This increase was due to an increase in the average balance and cost of deposits. The average balance increased $76.4 million for the three months ended December 31, 2006 versus the three months ended December 31, 2005, while the cost of the portfolio increased 84 basis points over that same period. The average balance of stock subscription proceeds are included in the average balance calculation for the three months ended December 31, 2006 and this amount totaled $73.7 million. Interest expense on borrowings was affected by the higher interest rate environment as well as an increase in the average balance. Interest expense on borrowings increased by $675,000, or 38.3%, to $2.4 million for the three months ended December 31, 2006, from $1.8 million for the three months ended December 31, 2005. The average balance increased $46.6 million for the three months ended December 31, 2006 versus the three months ended December 31, 2005, while the cost of the portfolio increased 37 basis points over that same period.

Net Interest Income Before Provision for Loan Losses. Net interest income was negatively impacted by the current interest rate environment. Typically, the Company’s interest income is influenced more by longer term interest rates while the Company’s interest expense is influenced more by shorter term interest rates. The interest rate yield curve has remained inverted, meaning that short term market interest rates have been higher than long term rates. This unusual situation negatively effects the Company’s ability to maximize the spread between interest-earning assets and interest-bearing liabilities, which ultimately effects profitability. The Company has offset some of the effect of the inverted yield curve by redeploying the cash flows from its investment security and MBS portfolios into higher yielding loans. The effect of the inverted yield curve was further negated in 2006 due to the Company’s ability to redeploy the funds from the subscription offering into short term investments and realize a positive spread as compared to the interest expense paid on these funds. Net interest income increased by $146,000, or 2.1%, to $7.0 million for the three months ended December 31, 2006, from $6.9 million for the three months ended December 31, 2005. The Company’s net interest rate spread decreased to 2.21% for the three months ended December 31, 2006, from 2.50% for the three months ended December 31, 2005. The Company’s net interest margin decreased to 2.55% for the three months ended December 31, 2006, from 2.80% for the three months ended December 31, 2005.

Provision for Loan Losses. The Company recorded provisions for loan losses of $275,000 for the three months ended December 31, 2006 as compared to $500,000 for the three months ended December 31, 2005. There were no recoveries or charge-offs in either period. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary factor contributing to the decrease in the provision for loan losses between 2006 and 2005 was a decrease in loan growth over the periods. Loans, net increased $21.6 million during the three months ended December 31, 2006 and $47.7 million during the three months ended December 31, 2005.

Other Income. Other income increased by $325,000, or 43.4%, to $1.1 million for the three months ended December 31, 2006, from $748,000 for the three months ended December 31, 2005. The primary reason for the increase was a $321,000 loss recognized on the sale of a security during the 2005 period, reducing other income for the 2005 period.

Operating Expenses. Operating expenses decreased by $1.0 million, or 19.8%, to $4.0 million for the three months ended December 31, 2006, from $5.0 million for the three months ended December 31, 2005. The largest decrease occurred in the caption of compensation, payroll taxes and fringe benefits. Expenses for these items decreased by $760,000, or 21.8%, to $2.7 million for the three months ended December 31, 2006, from $3.5 million for the three months ended December 31, 2005. The change in this caption primarily pertained to costs associated with the Company’s DB Plan. For the quarter ended December 31, 2005, the Company recorded expenses of $1.1 million associated with the DB Plan, while no expense was necessary for the comparable 2006 period. A preliminary review of the liabilities associated with the DB Plan as of December 31, 2006 determined that the plan was funded sufficiently to meet the present value of the projected benefit obligations and no current contribution was considered necessary. Office occupancy and equipment expense decreased by $141,000, or 26.3%, to $395,000 for the three months ended December 31, 2006, from $536,000 for the three months ended December 31, 2005. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses. Other expenses decreased by $59,000, or 27.4%, to $156,000 for the three months ended December 31, 2006, from $215,000 for the three months ended December 31, 2005. The decrease was primarily due to decreases in donations, correspondent bank service charges and loan related expenses.

Income Tax Expense. Income tax expense increased $546,000, or 66.8%, to $1.4 million for the quarter ended December 31, 2006 versus $817,000 for the quarter ended December 31, 2005. The primary reason for the increase in income tax expense was an increase in income before income tax expense. For the reasons described above, income before income tax expense increased $1.7 million, or 79.0%, to $3.8 million for the quarter ended December 31, 2006 versus $2.1 million for the quarter ended December 31, 2005. The Company’s effective tax rates for the quarters ended December 31, 2006 and 2005 were 35.7% and 38.3%, respectively. The effective rate for the quarter ended December 31, 2006 was lower than the quarter ended December 31, 2005 as a reserve was no longer considered necessary for a tax contingency and there was more tax-exempt income in 2006 as compared to the 2005 period. The effective rate in the 2006 period was also effected by changes in New Jersey tax law regarding the taxation of dividends paid by a wholly owned subsidiary of the Company.

Comparison of Operating Results for the Six Months Ended December 31, 2006 and 2005.

Net Income. Net income increased $554,000, or 14.2%, to $4.4 million for the six months ended December 31, 2006, as compared to $3.9 million for the six months ended December 31, 2005. Over the period, our annualized return on average assets increased to 0.80% for the 2006 period versus 0.75% for the 2005 period. The annualized return on average equity increased to 5.87% for the 2006 six months ended December 31, 2006, compared to 5.44% for the six months ended December 31, 2005. The Company’s increased net income was positively influenced, though to a lesser extent, by the factors described above for the three month period comparison. Net results for the six months ended December 31, 2006 versus the six months ended December 31, 2005 were primarily impacted by decreased provisions for loan losses, increased other income and decreased operating expenses, partially offset by decreased net interest income before provision for loan losses.

Total Interest Income. Total interest income increased by $4.2 million, or 16.7%, to $29.1 million for the six months ended December 31, 2006, from $24.9 million for the six months ended December 31, 2005. The largest increase occurred in interest on mortgage loans, which increased $4.3 million. This increase was due to both higher average balances and higher yield on the portfolio. The average balance of loans increased $119.9 million for the six months ended December 31, 2006 versus the six months ended December 31, 2005, while the yield on the portfolio increased 19 basis points over that same period. Interest on the investment related captions of securities HTM, securities AFS, MBS HTM and MBS AFS decreased by $2.0 million, or 24.5%, to $6.2 million for the six months ended December 31, 2006, from $8.2 million for the six months ended December 31, 2005. This decrease was due to a decrease in the average balance partially offset by an increase in yield. The average balance of these investment related portfolios decreased $134.1 million for the six months ended December 31, 2006 versus the six months ended December 31, 2005, while the yield on the portfolio increased 32 basis points over that same period. Interest on federal funds sold and short term investments increased substantially as the funds from the stock offering subscription were deployed in short term investments. Interest on federal funds sold and short term investments increased to $1.9 million for the six months ended December 31, 2006, from $57,000 for the six months ended December 31, 2005.

Total Interest Expense Total interest expense increased by $4.5 million, or 40.2%, to $15.7 million for the six months ended December 31, 2006, from $11.2 million for the six months ended December 31, 2005. As described above in the three month comparison, interest expense was substantially affected by the current interest rate environment. The $247,000 of interest paid on stock subscription proceeds is included within interest on deposits in 2006. Interest expense on deposits and stock subscription proceeds increased by $3.7 million, or 48.3%, to $11.2 million for the six months ended December 31, 2006, from $7.6 million for the six months ended December 31, 2005. This increase was due to an increase in the average balance as well as the cost of deposits. The average balance increased $31.9 million for the six months ended December 31, 2006 versus the six months ended December 31, 2005, while the cost of the portfolio increased 91 basis points over that same period. The average balance of stock subscription proceeds are included in the average balance calculation for the six months ended December 31, 2006 and this amount totaled $36.9 million. Interest expense on borrowings was also affected by the higher interest rate environment and an increase in the average balance. Interest expense on borrowings increased by $839,000, or 23.3%, to $4.4 million for the six months ended December 31, 2006, from $3.6 million for the six months ended December 31, 2005. The average balance increased $24.4 million for the six months ended December 31, 2006 versus the six months ended December 31, 2005, while the cost of the portfolio increased 34 basis points over that same period.

Net Interest Income Before Provision for Loan Losses. As described in the three month comparison, net interest income was negatively impacted by the current interest rate environment. The positive impact of the redeployment of the funds from the subscription offering into short term investments is dampened in the six month period comparison. Net interest income decreased by $337,000, or 2.5%, to $13.4 million for the six months ended December 31, 2006, from $13.8 million for the six months ended December 31, 2005. The Company’s net interest rate spread decreased to 2.21% for the six months ended December 31, 2006, from 2.49% for the six months ended December 31, 2005. The Company’s net interest margin decreased to 2.57% for the six months ended December 31, 2006, from 2.78% for the six months ended December 31, 2005.

Provision for Loan Losses. The Company recorded provisions for loan losses of $425,000 for the six months ended December 31, 2006 as compared to $800,000 for the six months ended December 31, 2005. There were no recoveries or charge-offs in either period. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary factor contributing to the decrease in the provision for loan losses between 2006 and 2005 was a decrease in loan growth over the periods. Loans, net increased $45.5 million during the six months ended December 31, 2006 and $103.0 million during the six months ended December 31, 2005.

Other Income. Other income increased by $494,000, or 28.1%, to $2.3 million for the six months ended December 31, 2006, from $1.8 million for the six months ended December 31, 2005. The primary reason for the increase was a $321,000 loss recognized on the sale of a security during the 2005 period, reducing other income for the 2005 period. The 2006 period was also positively impacted by the Company’s investment in bank owned life insurance (“BOLI”). Income from BOLI increased by $76,000, or 18.7%, to $483,000 for the six months ended December 31, 2006, from $407,000 for the six months ended December 31, 2005. The Company had a higher average balance and received a higher return on the investment in the 2006 period. The combined results of real estate operations, net and income from investments in real estate joint ventures increased by $68,000, or 6.4%, to $1.1 million for the six months ended December 31, 2006. The income reported for our real estate operations is dependent upon on the operations of various properties and is subject to fluctuation.

Operating Expenses. Operating expenses decreased by $348,000, or 4.0%, to $8.2 million for the six months ended December 31, 2006, from $8.6 million for the six months ended December 31, 2005. Compensation, payroll taxes and fringe benefits was fairly stable over the period, but there were changes within the components. Within this caption (for the comparable six month periods), expenses associated with retirement plans decreased $277,000. This decrease was offset by increases in compensation, health insurance expense and directors’ fees. Office occupancy and equipment expense decreased by $262,000, or 25.3%, to $774,000 for the six months ended December 31, 2006, from $1.0 million for the six months ended December 31, 2005. This decrease was primarily due to the reasons described above for this caption. Other expenses decreased by $91,000, or 21.7%, to $328,000 for the six months ended December 31, 2006, from $419,000 for the six months ended December 31, 2005. This category was also affected by the factors described above for the three month period comparison.

Income Tax Expense. Income tax expense increased $326,000, or 14.7%, to $2.5 million for the six months ended December 31, 2006 versus $2.2 million for the six months ended December 31, 2005. The primary reason for the increase in income tax expense was an increase in income before income tax expense. For the reasons described above, income before income tax expense increased $880,000, or 14.4%, to $7.0 million for the six months ended December 31, 2006 versus $6.1 million for the six months ended December 31, 2005. The Company’s effective tax rates for the six months ended December 31, 2006 and 2005 were 36.4% and 36.3%, respectively. The effective rate in the 2006 period was also effected by changes in New Jersey tax law regarding the taxation of dividends paid by a wholly owned subsidiary of the Company.

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

At December 31, 2006 the Company had no overnight borrowings from the FHLB as compared to $4.9 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $233.6 million at December 31, 2006, an increase from $169.8 million at June 30, 2006. This increase was primarily the result of strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2006, outstanding commitments to originate loans totaled $93.4 million and outstanding unused lines of credit totaled $15.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $386.7 million at December 31, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

As of December 31, 2006 the Company exceeded all regulatory capital requirements as follows:

	As of December 31, 2006
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$160,124	22.3%	$57,461	8.0%
Tier I capital (to risk-weighted assets)	152,027	21.2	28,730	4.0
Tier I capital (to average assets)	152,027	13.8	44,238	4.0

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

The results of this quarterly process are summarized along with recommendations and presented to executive management for their review. Based on these recommendations, loan loss allowances are approved by executive management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Chief Financial Officer. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.

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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at December 31, 2006 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Asset Impairment Judgments. Some of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.

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

The table below sets forth, as of December 31, 2006, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
		Estimated Increase (Decrease)					Increase (Decrease) in estimated Net interest income
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
+200bp	126,350	(44,846)	(26.20)%	8.65%	(257)	32,037	(2,214)	(6.46)%
+100bp	151,278	(19,918)	(11.63)%	10.13%	(110)	33,664	(587)	(1.71)%
0bp	171,196	—	—	11.22%	—	34,251	—	0.00%
-100bp	182,283	11,087	6.48%	11.73%	51	32,736	(1,515)	(4.42)%
-200bp	181,487	10,291	6.01%	11.53%	31	30,348	(3,903)	(11.40)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2006, in the event of a 100 basis point increase in interest rates, we would experience an 11.63% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 26.20% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ORITANI FINANCIAL CORP.

Date: February 14, 2007	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 14, 2007	/s/ John M. Fields
John M. Fields
Senior Vice President and Chief Financial Officer