Form 10-Q
period 2007-03-31
Oritani Financial Corp.
filed 2007-05-14
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES  ☒     NO  ☐.

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

As of May 10, 2007 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

March 31, 2007 (unaudited) and June 30, 2006

	March 31, 2007	June 30, 2006
	(In thousands, except share data)
Assets
Cash on hand and in banks	$8,337	$7,274
Federal funds sold and short term investments	151,649	—

Cash and cash equivalents	159,986	7,274
Loans, net	722,360	643,064
Securities held to maturity, estimated market value of $5,340 and $13,186 at March 31, 2007 and June 30, 2006, respectively	5,415	13,415
Securities available for sale, at market value	15,453	10,499
Mortgage-backed securities held to maturity, estimated market value of $226,751 and $262,323 at March 31, 2007 and June 30, 2006, respectively	232,920	274,695
Mortgage-backed securities available for sale, at market value	13,296	17,426
Bank Owned Life Insurance (at cash surrender value)	25,109	24,381
Federal Home Loan Bank of New York stock, at cost	11,754	9,367
Accrued interest receivable	4,485	3,910
Investments in real estate joint ventures, net	6,360	6,233
Real estate held for investment	2,326	2,223
Office properties and equipment, net	8,498	10,171
Other assets	12,856	8,763

	$1,220,818	$1,031,421

Liabilities
Deposits	$704,535	$688,646
Borrowings	222,360	169,780
Advance payments by borrowers for taxes and insurance	5,326	5,107
Accrued taxes payable	3,775	439
Official checks outstanding	3,889	4,248
Other liabilities	15,370	13,065

Total liabilities	955,255	881,285

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued and outstanding at March 31, 2007, and 1,000 issued and outstanding at June 30, 2006	130	—
Additional paid-in capital	127,607	—
Unallocated common stock held by the employee stock ownership plan	(15,698)	—
Retained income	153,584	150,266
Accumulated other comprehensive loss, net of tax	(60)	(130)

Total stockholders’ equity	265,563	150,136

Total liabilities and stockholders’ equity	$1,220,818	$1,031,421

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Operations

Three and Nine Months Ended March 31, 2007 and 2006 (unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$11,439	$9,635	$32,397	$26,322
Interest on securities held to maturity	281	250	801	800
Interest on securities available for sale	260	129	553	951
Interest on mortgage-backed securities held to maturity	2,322	2,882	7,294	9,187
Interest on mortgage-backed securities available for sale	178	232	573	741
Interest on federal funds sold and short term investments	3,285	15	5,233	72

Total interest income	17,765	13,143	46,851	38,073

Interest expense:
Deposits and stock subscription proceeds	6,276	4,241	17,504	11,814
Borrowings	2,395	1,737	6,837	5,341

Total interest expense	8,671	5,978	24,341	17,155

Net interest income before provision for loan losses	9,094	7,165	22,510	20,918
Provision for loan losses	350	393	775	1,193

Net interest income	8,744	6,772	21,735	19,725

Other income:
Service charges	261	252	794	770
Real estate operations, net	170	224	703	716
Income from investments in real estate joint ventures	327	189	928	763
Bank-owned life insurance	245	229	728	636
Net gain on sale of assets	514	—	514	—
Net loss on the sale of securities	—	—	—	(321)
Other income	195	51	299	141

Total other income	1,712	945	3,966	2,705

Operating expenses:
Compensation, payroll taxes and fringe benefits	2,875	2,996	8,667	8,741
Advertising	125	125	375	422
Office occupancy and equipment expense	360	559	1,134	1,595
Data processing service fees	263	273	774	823
Federal insurance premiums	23	23	68	71
Telephone, Stationary, Postage and Supplies	104	100	289	304
Insurance, Legal, Audit and Accounting	141	116	505	416
Contribution to charitable foundation	9,110	—	9,110	—
Other expenses	133	173	462	590

Total operating expenses	13,134	4,365	21,384	12,962

(Loss) income before income tax (benefit) expense	(2,678)	3,352	4,317	9,468
Income tax (benefit) expense	(1,548)	1,188	999	3,410

Net (loss) income	$(1,130)	$2,164	$3,318	$6,058

Basic loss per common share, from date of initial stock offering	$(0.09)	n/a	n/a	n/a

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Nine months ended March 31, 2007 and 2006 (unaudited)

(In thousands)

	Common Stock	Additional paid-in capital	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive loss, net of tax	Total stockholders’ equity
Balance at June 30, 2005	$—	$—	$—	$141,803	$(7)	$141,796
Comprehensive income:
Net income	—	—	—	6,058	—	6,058
Unrealized holding loss on securities available for sale arising during year (net of tax benefit of ($144))	—	—	—	—	(269)	(269)

Total comprehensive income						5,789

Balance at March 31, 2006	$—	$—	$—	$147,861	$(276)	$147,585

Balance at June 30, 2006	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	3,318	—	3,318
Unrealized holding gain on securities available for sale arising during year (net of tax of $(39))	—	—	—	—	70	70

Total comprehensive income						3,388

Sale of 12,976,686 shares of common stock in the initial public offering and issuance of 27,575,476 shares to the mutual holding company	130	127,500	—	—	—	127,630
Purchase of common stock by the ESOP	—	—	(15,896)	—	—	(15,896)
ESOP shares allocated or committed to be released	—	107	198	—	—	305

Balance at March 31, 2007	$130	$127,607	$(15,698)	$153,584	$(60)	$265,563

See accompanying notes to consolidated unaudited financial statements.

	2007	2006
	(in thousands )
Cash flows from operating activities
Net Income	$3,318	$6,058
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	8,110	—
ESOP shares committed to be released	305	—
Depreciation of premises and equipment	528	576
Amortization and accretion of premiums and discounts, net	347	611
Net amortization and accretion of deferred fees	(511)	(490)
Loss on sale of securities available for sale	—	321
Gain on sale of fixed assets	(514)	—
Provision for losses on loans	775	1,193
Increase in deferred taxes	(5,456)	(1,441)
Increase in accrued interest receivable	(575)	(581)
Increase in cash surrender value of bank-owned life insurance	(728)	(636)
Income from real estate held for investment	(703)	(716)
Income from investments in real estate joint ventures	(928)	(763)
Increase (decrease) in other liabilities	4,781	(3,841)
Decrease in other assets	1,278	2,434

Net cash provided by operating activities	10,027	2,725

Cash flows from investing activities
Proceeds from calls of investment securities available for sale	10,000	—
Purchases of investment securities available for sale	(15,000)	—
Purchases of investment securities held to maturity	(5,000)	—
Maturities of investment securities held to maturity	13,000	5,000
Purchases of mortgage-backed securities held to maturity	(4,886)	—
Proceeds of sales of securities available for sale	—	50,000
Principal payments of mortgage-backed securities held to maturity	46,332	78,258
Principal payments of mortgage-backed securities available for sale	4,267	6,072
Originations of Loans	(143,769)	(190,245)
Purchases of mortgage Loans	(6,960)	(2,061)
Principal repayments of Loans	71,169	62,087
Purchase of FHLB-NY stock	(2,387)	(85)
Distributions received from real estate held for investment	467	502
Additional investment in real estate joint ventures	—	(1,100)
Distributions received from real estate joint ventures	872	973
Purchase of BOLI	—	(4,523)
Purchases of premises and equipment	(356)	(766)
Proceeds from transfer of assets	1,973	—

Net cash (used in) provided by investing activities	(30,278)	4,112

Cash flows from financing activities
Net Increase (decrease) in deposits	15,889	(841)
Net proceeds from sale of common stock	119,627	—
Loan to ESOP	(15,896)	—
Net Increase in advances by borrowers for taxes and insurance	219	645
Proceeds from borrowed funds	103,400	—
Repayment of borrowed funds	(50,276)	(16,572)

Net cash provided by (used in) financing activities	172,963	(16,768)

Net Increase (decrease) in cash and cash equivalents	152,712	(9,931)
Cash and cash equivalents at beginning of period	7,274	18,184

Cash and cash equivalents at end of period	$159,986	$8,253

Supplemental cash flow information
Cash paid during the period for:
Interest	$23,711	$17,018
Income taxes	$2,388	$6,043
Non cash borrowing activity	$(544)	$—

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.

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

2. Stock Offering

The Company completed its initial public stock offering on January 23, 2007. The Company sold 12,165,649 shares, or 30.0% of its outstanding common stock, to subscribers in the offering, including 1,589,645 shares purchased by the Oritani Savings Bank Employee Stock Ownership Plan (“ESOP”). Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent holds 27,575,476 shares, or 68.0% of the Company’s outstanding common stock. Additionally, the Bank contributed $1.0 million in cash, and the Company issued 811,037 shares of common stock, or 2.0% of the Company’s outstanding common stock, to the OritaniSavingsBank Charitable Foundation. This action resulted in a $9.1 million pre-tax expense recorded in the quarter ended March 31, 2007. Proceeds from the offering, including the value of shares issued to the charitable foundation but net of expenses, were $127.6 million. Net deployable funds, after deducting for the ESOP shares and the total contribution to the charitable foundation, were $102.6 million. The Company contributed $59.7 million of the proceeds to Oritani Savings Bank. Stock subscription proceeds of $323.4 million were returned to subscribers.

3. Earnings Per Share

The Company completed its initial public offering on January 23, 2007. Basic loss per common share has been calculated based on a net loss of $2.5 million from January 23, 2007 to March 31, 2007 (the period during which the common stock was outstanding), and weighted average common shares of 29,012,274 outstanding for the period. The number of shares outstanding for this purpose includes shares held by Oritani Financial Corp., MHC, but excludes unallocated ESOP shares.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

4. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	March 31, 2007	June 30, 2006
	(In thousands)
Conventional	$176,133	$165,014
Partially guaranteed by VA or insured by FHA	18	56
Multifamily and commercial real estate	433,944	379,208
Second mortgage and equity loans	66,136	66,198
Construction loans	55,952	38,722
Other loans	372	3,291

Total loans	732,555	652,489

Less:
Deferred loan fees, net	1,748	1,753
Allowance for loan losses	8,447	7,672

Total loans, net	$722,360	$643,064

The activity in the allowance for loan losses is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Balance at beginning of period	$8,097	$6,972	$7,672	$6,172
Provisions charged to operations	350	393	775	1,193

Balance at end of period	$8,447	$7,365	$8,447	$7,365

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

5. Deposits

Deposits are summarized as follows:

	March 31, 2007	June 30, 2006
	(In thousands)
Checking accounts	$79,163	$77,266
Money market accounts	34,653	22,023
Savings accounts	161,828	181,907
Time deposits	428,891	407,450

Total deposit accounts	$704,535	$688,646

6. Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect the adoption of statement No. 159 to have a material impact on its financial statements.

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

Overview

On January 23, 2007, the Company completed its initial stock offering. As further detailed in footnote 2 of the financial statements, the initial stock offering raised net usable funds of $102.6 million. The shares sold to the public in the offering represent 30.0% of the Company’s outstanding common stock. The

Company and the Bank contributed cash and shares totaling $9.1 million to a charitable foundation established by Oritani Savings Bank. This action had a significant effect on the results of operations for the three and nine month periods ended March 31, 2007.

As detailed in our prospectus, the business strategy of the Company is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Our primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Balance Sheet Summary

Total Assets. Total assets increased $189.4 million, or 18.4%, to $1.22 billion at March 31, 2007, from $1.03 billion at June 30, 2006. The increase is primarily due to the increase in capital from the stock offering and increased borrowings.

Cash and Cash Equivalents. The largest asset increase occurred in cash and cash equivalents (which includes fed funds and short term investments). This category increased $152.7 million to $160.0 million at March 31, 2007, from $7.3 million at June 30, 2006. The majority of the net proceeds associated with the stock offering along with the other liquidity of the Company were invested in fed funds and short term investments. As described under “interest income” and “net interest income,” the Company has maintained high balances in this category primarily due to the inverted yield curve.

Net Loans. The Company also experienced substantial growth in loans, net. Loans, net increased $79.3 million, or 12.3%, to $722.4 million at March 31, 2007, from $643.1 million at June 30, 2006. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the nine months ended March 31, 2007 totaled $58.2 million and an additional $7.0 million of loans were purchased. The Company also continued its trend of redeploying most cash flows from the securities and MBS portfolios into loan originations. There were minimal asset purchases, and the combined securities and MBS portfolios decreased $49.0 million, or 15.5%, over the nine month period. The redeployment of funds received from these portfolios into loan originations is consistent with our business strategy.

Securities Held to Maturity. Securities held to maturity decreased $8.0 million, or 59.6%, to $5.4 million at March 31, 2007 from $13.4 million at June 30, 2006. This decrease was due to the maturity of securities, partially offset by purchases.

Securities Available for Sale. Securities available for sale increased $5.0 million, or 47.2%, to $15.5 million at March 31, 2007 from $10.5 million at June 30, 2006. This increase was due to purchases during the period.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $41.8 million, or 15.2%, to $232.9 million at March 31, 2007 from $274.7 million at June 30, 2006. This decrease was due to principal repayments received on this portfolio, slightly offset by purchases.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale decreased $4.1 million, or 23.7%, to $13.3 million at March 31, 2007 from $17.4 million at June 30, 2006. This decrease was due to principal repayments received on this portfolio.

Federal Home Loan Bank of New York (“FHLB-NY”.) FHLB-NY stock increased $2.4 million, or 25.5%, to $11.8 million at March 31, 2007, from $9.4 million at June 30, 2006. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Office properties and equipment, net. Office properties and equipment, net decreased $1.7 million, or 16.4%, to $8.5 million at March 31, 2007, from $10.2 million at June 30, 2006. As further described in “other income,” the Company transferred its former headquarters in December, 2005 and the transaction was originally accounted for as a finance obligation. Accordingly, the asset was not removed from the books at that time. A transaction that occurred over the March 31, 2007 quarter permitted the Company to utilize sale/leaseback accounting for the transaction. As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million.

Deposits. Deposits increased $15.9 million, or 2.3%, to $704.5 million at March 31, 2007, from $688.6 million at June 30, 2006. The Company’s deposit balances fluctuated over the nine month period. Deposits had increased to $721.3 million at December 31, 2006. However, the Company believed that a portion of that increase pertained to the stock offering subscriptions, which is the primary reason for the decrease from the December 31, 2006 balance. Deposit growth continues to be challenging in the competitive New Jersey market, but results for the current fiscal year appear to be reversing a recent trend of deposit erosion.

Borrowings. Borrowings increased $52.6 million, or 31.0%, to $222.4 million at March 31, 2007, from $169.8 million at June 30, 2006. The Company committed to various advances from the FHLB-NY over the period with terms considered to be favorable.

Accrued taxes payable. Accrued taxes payable increased $3.3 million to $3.8 million at March 31, 2007, from $439,000 at June 30, 2006. The increase is related to the timing of tax payments as well as an increase in taxable income.

Stockholders’ equity. Stockholders’ equity increased $115.4 million, or 76.9%, to $265.6 million at March 31, 2007, from $150.1 million at June 30, 2006. The net increase in stockholders’ equity from the stock offering, after deductions for the unallocated stock held by the ESOP, was $112.0 million. The balance of the increase is due to net income for the nine month period slightly augmented by an increase in the value of securities classified as available for sale.

Average Balance Sheets for the Three and Nine Months Ended March 31, 2007 and 2006

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2007 and 2006. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended
	March 31, 2007				March 31, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$709,215	$11,439	6.45%		$614,761	$9,635	6.27%
Securities available for sale	19,182	260	5.42%		10,500	129	4.91%
Securities held to maturity	17,676	281	6.36%		30,074	250	3.33%
Mortgage backed securities available for sale	14,229	178	5.00%		20,424	232	4.54%
Mortgage backed securities held to maturity	240,214	2,322	3.87%		302,453	2,882	3.81%
Federal funds sold and short term investments	244,699	3,285	5.37%		1,483	15	4.05%

Total interest-earning assets	1,245,215	17,765	5.71%		979,695	13,143	5.37%

Non-interest-earning assets	60,603				58,227

Total assets	$1,305,818				$1,037,922

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	286,778	914	1.27%		195,397	575	1.18%
Money market	40,561	329	3.24%		20,510	122	2.38%
NOW accounts	70,737	204	1.15%		81,744	217	1.06%
Time deposits	427,894	4,829	4.51%		399,259	3,327	3.33%

Total deposits	825,970	6,276	3.04%		696,910	4,241	2.43%
Borrowings	221,543	2,395	4.32%		174,283	1,737	3.99%

Total interest-bearing liabilities	1,047,513	8,671	3.31%		871,193	5,978	2.74%

Non-interest-bearing liabilities	22,659				20,898

Total liabilities	1,070,172				892,091
Stockholders’ equity	235,646				145,831

Total liabilities and stockholders’ equity	$1,305,818				$1,037,922

Net interest income		$9,094				$7,165

Net interest rate spread (1)			2.40%				2.63%

Net interest-earning assets (2)	$197,702				$108,502

Net interest margin (3)			2.92%				2.93%

Average of interest-earning assets to interest-bearing liabilities			1.19	X			1.12	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended
	March 31, 2007			March 31, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$680,284	$32,397	6.35%	$568,854	$26,322	6.17%
Securities available for sale	13,468	553	5.47%	31,309	951	4.05%
Securities held to maturity	19,873	801	5.37%	33,094	800	3.22%
Mortgage backed securities available for sale	15,468	573	4.94%	22,429	741	4.41%
Mortgage backed securities held to maturity	252,323	7,294	3.85%	327,767	9,187	3.74%
Federal funds sold and short term investments	129,524	5,233	5.39%	2,568	72	3.74%

Total interest-earning assets	1,110,940	46,851	5.62%	986,021	38,073	5.15%

Non-interest-earning assets	61,640			56,607

Total assets	$1,172,580			$1,042,628

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	236,161	2,446	1.38%	202,018	1,804	1.19%
Money market	32,633	843	3.44%	21,171	371	2.34%
NOW accounts	73,289	648	1.18%	82,993	645	1.04%
Time deposits	418,280	13,567	4.32%	389,869	8,994	3.08%

Total deposits	760,363	17,504	3.07%	696,051	11,814	2.26%
Borrowings	210,052	6,837	4.34%	178,039	5,341	4.00%

Total interest-bearing liabilities	970,415	24,341	3.34%	874,090	17,155	2.62%

Non-interest-bearing liabilities	22,582			24,447

Total liabilities	992,997			898,537
Stockholders’ equity	179,583			144,091

Total liabilities and stockholders’ equity	$1,172,580			$1,042,628

Net interest income		$22,510			$20,918

Net interest rate spread (1)			2.28%			2.53%

Net interest-earning assets (2)	$140,525			$111,931

Net interest margin (3)			2.70%			2.83%

Average of interest-earning assets to interest-bearing liabilities			1.14X			1.13X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarters Ended March 31, 2007 and 2006.

Net Income. Net income decreased $3.3 million, to a net loss of $1.1 million for the quarter ended March 31, 2007, from net income of $2.2 million for the corresponding 2006 quarter. Three non-recurring events occurred over the 2007 quarter that affected results for the period. The first such item was a $9.1 million pre-tax charitable contribution to the OritaniSavingsBank Charitable Foundation. This contribution was executed in conjunction with the stock offering and was detailed in the Company’s prospectus. The two other non-recurring items increased income for the period. The first of these was the reinvestment of the proceeds related to the subscription stock offering. Cash orders for stock received in the subscription offering totaled $413.0 million. These funds were received and maintained by the Company beginning with the stock order period through the closing of the stock transaction. The average balance of stock subscriptions for January was $396.2 million. Such funds were invested in short term investments and the Company was able to realize a return that was slightly higher than the federal funds rate. The Company paid interest on these funds at the Bank’s passbook rate of interest, and the difference between the interest earned and the interest paid increased pre-tax results for the three month period ended March 31, 2007 by $1.7 million. The second such item was the recognition of a pre-tax gain of $514,000 regarding the sale of the Company’s former headquarters in Hackensack, NJ (see Other Income for additional information regarding this transaction). Our annualized return on average assets was

(0.35)% for the 2007 quarter compared to 0.83% for the 2006 quarter. Our annualized return on average equity was (1.92)% for the 2007 quarter compared to 5.94% for the 2006 quarter.

Total Interest Income. Total interest income increased by $4.6 million, or 35.2%, to $17.8 million for the three months ended March 31, 2007, from $13.1 million for the three months ended March 31, 2006. The largest increase was in interest on fed funds sold and short term investments. Interest on federal funds sold and short term investments increased to $3.3 million for the three months ended March 31, 2007, from $15,000 for the three months ended March 31, 2006. The increase in interest income was related to an increase in the average balance of fed funds sold and short term investments as a result of the funds received associated with the stock subscriptions and the proceeds from the stock offering. The Company has decided to maintain relatively high balances in fed funds and short term investments as the available returns on assets with longer maturities are deemed insufficient to justify the interest rate risk inherent in such assets, due to the inverted yield curve. Interest income on mortgage loans also contributed to the increase in overall interest income. The Company continued its previously described strategic plan of redeploying cash flows from investments into mortgage loans. Interest on mortgage loans increased by $1.8 million, or 18.7%, to $11.4 million for the three months ended March 31, 2007, from $9.6 million for the three months ended March 31, 2006. Over that same period, the average balance of loans increased $94.5 million and the yield on the portfolio increased 18 basis points. Interest on the investment related captions of securities held to maturity (“HTM”), securities available for sale (“AFS”), mortgage-backed securities (“MBS”) HTM and MBS AFS decreased by $452,000, or 12.9%, to $3.0 million for the three months ended March 31, 2007, from $3.5 million for the three months ended March 31, 2006. The combined average balances of these portfolios decreased $72.2 million over these periods. The decrease in these investment captions was partially mitigated as purchases totaling $10.0 million were deployed in short term securities classified as AFS over the quarter ended March 31, 2007.

Total Interest Expense Total interest expense increased by $2.7 million, or 45.0%, to $8.7 million for the three months ended March 31, 2007, from $6.0 million for the three months ended March 31, 2006. Interest expense continues to be substantially affected by the current interest rate environment. Short term rates have increased over the period, and as a result the Bank has increased rates on deposit products in order to minimize outflows and attract new deposit accounts. In addition, the interest paid on the stock subscription proceeds is included within interest on deposits. Interest expense on these proceeds was computed at the Bank’s passbook rate and totaled $270,000 during the three months ended March 31, 2007. Interest expense on deposits and stock subscription proceeds increased by $2.0 million, or 48.0%, to $6.3 million for the three months ended March 31, 2007, from $4.2 million for the three months ended March 31, 2006. The average balance of deposits, including stock subscriptions, increased $129.1 million and the average cost of these funds increased 61 basis points for the three months ended March 31, 2007, versus the corresponding 2006 period. Interest expense on borrowings was affected by the higher interest rate environment as well as an increase in the average balance. Interest expense on borrowings increased by $658,000, or 37.9%, to $2.4 million for the three months ended March 31, 2007, from $1.7 million for the three months ended March 31, 2006. The average balance of borrowings increased $47.3 million and the cost increased 33 basis points for the three months ended March 31, 2007, versus the corresponding 2006 period.

Net Interest Income Before Provision for Loan Losses. Net interest income continues to be negatively impacted by margin compression due to the current interest rate environment. Typically, the Company’s interest income is influenced more by longer term interest rates while the Company’s interest expense is influenced more by shorter term interest rates. The interest rate yield curve has remained inverted, meaning that short term market interest rates have been higher than long term rates. This unusual situation has persisted, which negatively impacts the Company’s ability to maximize the spread between the interest-earning assets and interest-bearing liabilities, which impacts profitability. The Company has offset some of the effect of the inverted yield curve by redeploying the cash flows from its investment security and MBS portfolios into higher yielding loans. The effect of the inverted yield curve has been further negated due to the Company’s ability to redeploy the funds from the subscription and stock offering into short-term investments and realize a positive spread as compared to the interest expense paid on these funds. The proceeds from the stock offering positively impact the Company’s net interest income as these proceeds do not generate a related interest expense. Because of the inverted yield curve, the Company has maintained comparably high balances in short-term, liquid assets. The returns on such assets have been comparable to the available returns on longer term assets, with less risk. Net interest income increased by $1.9 million, or 26.9%, to $9.1 million for the three months ended March 31, 2007, from $7.2 million for the three months ended March 31, 2006. The Company’s net interest rate spread decreased to 2.35% for the three months ended March 31, 2007, from 2.63% for the three months ended March 31, 2006. The Company’s net interest margin decreased to 2.92% for the three months ended March 31, 2007, from 2.93% for the three months ended March 31, 2006. The receipt of the stock offering proceeds positively impacted net interest margin in the 2007 period and substantially offset the effects of the current interest rate environment.

Provision for Loan Losses. The Company recorded provisions for loan losses of $350,000 for the three months ended March 31, 2007 as compared to $393,000 for the three months ended March 31, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary reason for the provisions was loan growth during the three month periods.

Other Income. Other income increased by $767,000, or 81.2%, to $1.7 million for the three months ended March 31, 2007, from $945,000 for the three months ended March 31, 2006. The primary reason for the increase was a $514,000 gain recognized on the previous transfer of the Company’s former headquarters in Hackensack, NJ. The asset was transferred in December, 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property. The Company leased back a portion of the premises and provided the buyer with non recourse financing. In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time. During the March 31, 2007 quarter, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction. In accordance with this guidance, $514,000 of the gain on the sale was recognized in the current quarter and the remaining deferred gain of $519,000 will be recognized ratably over the remaining term of the lease. Income from investments in real estate joint ventures increased by $138,000, or 73.0%, to $327,000 for the three months ended March 31, 2007, from $189,000 for the three months ended March 31, 2006. The income reported in this caption is dependent upon the operations of various properties and is subject to fluctuation. The “other” caption within other income also contributed to the increase. This caption increased by $143,000, to $194,000 for the three months ended March 31, 2007, from $51,000 for the three months ended March 31, 2006. This increase is primarily due to float earnings on the oversubscription funds returned to subscribers.

Operating Expenses. Operating expenses increased by $8.8 million to $13.1 million for the three months ended March 31, 2007, from $4.4 million for the three months ended March 31, 2006. The primary reason for the increase was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation. This contribution was executed in conjunction with the stock offering and was detailed in the Company’s prospectus. Office occupancy and equipment expense decreased by $199,000, or 35.6%, to $360,000 for the three months ended March 31, 2007, from $559,000 for the three months ended March 31, 2006. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses, and snow removal expenses. The decreased real estate tax expense was primarily due to successful appeals of assessed values. Compensation, payroll taxes and fringe benefits decreased by $121,000, or 4.0%, to $2.9 million for the three months ended March 31, 2007, from $3.0 million for the three months ended March 31, 2006. The changes in this caption primarily pertained to changes in costs associated with the Company’s benefit plans. For the quarter ended March 31, 2006, expenses associated with the Company’s defined benefit pension plan (“the DB Plan”) totaled $750,000, while no expense was necessary in the comparable 2007 period. Conversely, expenses associated with the Company’s ESOP totaled $306,000 for the three months ended March 31, 2007, while no expenses were recorded in the comparable 2006 period. The ESOP was formed in conjunction with the stock offering and was not in existence in 2006. Compensation and health insurance costs also increased slightly in the 2007 period.

Income Tax (Benefit) Expense. Income tax benefit of $1.5 million was recognized for the three months ended March 31, 2007. This compares to income tax expense of $1.2 million for the three months ended March 31, 2006. The benefit recognized in the 2007 period was due to the pre-tax loss of $2.7 million for the quarter, while the expense recognized in the 2006 period was due to the pre-tax income of $3.4 million for the quarter. The tax deduction generated by the contribution to OritaniSavingsBank Charitable Foundation was larger than the associated book expense resulting in a decreased effective tax rate in the 2007 period.

Comparison of Operating Results for the Nine months Ended March 31, 2007 and 2006.

Net Income. Net income decreased $2.7 million, to $3.3 million for the nine month period ended March 31, 2007, from $6.1 million for the corresponding 2006 period. The three non recurring events described above in the quarterly comparison also affected results for the nine month period. The financial statement impact is the same for the contribution to the OritaniSavingsBank Charitable Foundation (pre-tax charge of $9.1 million) and the disposition of the Company’s former headquarters in Hackensack, NJ (pre-tax gain of $514,000). The increase to pre-tax income for the reinvestment of the proceeds related to the subscription stock offering was $2.4 million for the nine month period. Our annualized return on average assets was 0.38% for the nine months ended March 31, 2007, compared to 0.77% for the nine months ended March 31, 2006. Our annualized return on average equity was 2.46% for the nine months ended March 31, 2007, compared to 5.61% for the nine months ended March 31, 2006.

Total Interest Income. For the nine months ended March 31, 2007, total interest income increased by $8.8 million, or 23.1%, to $46.9 million, from $38.1 million for the nine months ended March 31, 2006. The largest increase was in interest on mortgage loans while interest on most investment related categories decreased. Interest on mortgage loans increased by $6.1 million, or 23.1%, to $32.4 million for the nine months ended March 31, 2007, from $26.3 million for the nine months ended March 31, 2006. Over that same period, the average balance of loans increased $111.4 million and the yield on the portfolio increased 18 basis points. Interest on the captions of securities HTM, securities AFS, MBS HTM and MBS AFS decreased by $2.5 million, or 21.0%, to $9.2 million for the nine months ended March 31, 2007, from $11.7 million for the nine months ended March 31, 2006. Over that same period, the combined average balance of these portfolios decreased $113.5 million. Interest on federal funds sold and short term investments increased to $5.2 million for the nine months ended March 31, 2007, from $72,000 for the nine months ended March 31, 2006. As described above, the average asset balances in federal funds sold and short term investments were higher due to funds from stock subscriptions and the stock offering proceeds; and the Company’s decision to maintain higher balances in these assets due to the interest rate environment. The interest income on these investments was positively impacted by higher fed fund rates in the 2007 period.

Total Interest Expense The factors described above for the three month period comparison also affected the results for interest expense during the nine month period. Total interest expense increased by $7.2 million, or 41.9%, to $24.3 million for the nine months ended March 31, 2007, from $17.2 million for the nine months ended March 31, 2006. Interest expense on deposits, including stock subscriptions, increased by $5.7 million, or 48.2%, to $17.5 million for the nine months ended March 31, 2007, from

$11.8 million for the nine months ended March 31, 2006. The 2007 period includes $517,000 of interest paid on stock subscriptions. The average balance of deposits, including stock subscriptions, increased $64.3 million and the cost increased 81 basis points for the nine months ended March 31, 2007, versus the corresponding 2006 period. Interest expense on borrowings increased by $1.5 million, or 28.0%, to $6.8 million for the nine months ended March 31, 2007, from $5.3 million for the nine months ended March 31, 2006. The average balance of borrowings increased $32.0 million and the cost increased 34 basis points for the nine months ended March 31, 2007, versus the corresponding 2006 period.

Net Interest Income Before Provision for Loan Losses. As described in the three month comparison, the current interest rate environment has negatively impacted net interest income and affected the Company’s decisions regarding the deployment of funds into longer-lived assets. Net interest income increased by $1.6 million, or 7.6%, to $22.5 million for the nine months ended March 31, 2007, from $20.9 million for the nine months ended March 31, 2006. The Company’s net interest rate spread decreased to 2.28% for the nine months ended March 31, 2007, from 2.53% for the nine months ended March 31, 2006. The Company’s net interest margin decreased to 2.70% for the nine months ended March 31, 2007, from 2.83% for the nine months ended March 31, 2006. The receipt of the stock offering proceeds positively impacted net interest margin in the 2007 period and partially offset the effects of the current interest rate environment.

Provision for Loan Losses. The Company recorded provisions for loan losses of $775,000 for the nine months ended March 31, 2007 as compared to $1.2 million for the nine months ended March 31, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The primary reason for the provisions in the nine month periods was loan growth during the periods. The main factor for the decreased provision for loan losses in the 2007 period was a decrease in the rate of loan growth. Loans, net increased $79.3 million during the nine months ended March 31, 2007 and $129.5 million during the nine months ended March 31, 2006.

Other Income. Other income increased by $1.3 million, or 46.6%, to $4.0 million for the nine months ended March 31, 2007, from $2.7 million for the nine months ended March 31, 2006. The primary components of the increase are gain on sale of assets ($514,000 increase), income from investments in real estate joint ventures ($165,000 increase) and other income ($157,000 increase). The reasons for these changes are discussed in the three month period comparison. In addition, the results for the 2006 period were impacted by a $321,000 loss recognized on the sale of a security.

Operating Expenses. Operating expenses increased by $8.4 million to $21.4 million for the nine months ended March 31, 2007, from $13.0 million for the nine months ended March 31, 2006. The primary reason for the increase was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation. Office occupancy and equipment expense decreased by $461,000, or 28.9%, to $1.1 million for the nine months ended March 31, 2007, from $1.6 million for the nine months ended March 31, 2006. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses, and snow removal expenses. Compensation, payroll taxes and fringe benefits was stable over the period, decreasing by $74,000. However, there were changes within the components of this caption. Expenses associated with the DB Plan decreased $1.5 million, expenses associated with the ESOP increased $306,000 and expenses associated with the other retirement plans increased $537,000. The net decrease in cost of these benefit plans was partially offset by increases in compensation, health insurance expense and directors’ fees. Other expenses decreased by $128,000, or 21.7%, to $462,000 for the nine months ended March 31, 2007, from $590,000 for the nine months ended March 31, 2006. The decrease was primarily due to decreases in correspondent bank service charges and loan related expenses.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2007, was $1.0 million, due to pre-tax income of $4.3 million, resulting in an effective tax rate of 23.1%. For the nine months ended March 31, 2006, income tax expense was $3.4 million, due to pre-tax income of $9.5 million, resulting in an effective tax rate of 36.0%. The contribution to OritaniSavingsBank Charitable Foundation created a substantial difference between pre-tax book income and taxable income. The tax deduction generated by this contribution was larger than the associated book expense, and resulted in the decreased effective rate in the 2007 period.

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

At March 31, 2007 the Company had no overnight borrowings from the FHLB as compared to $4.9 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $222.4 million at March 31, 2007, an increase from $169.8 million at June 30, 2006. This increase was primarily the result of strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2007, outstanding commitments to originate loans totaled $91.4 million and outstanding unused lines of credit totaled $14.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $391.2 million at March 31, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

As of March 31, 2007 the Company exceeded all regulatory capital requirements as follows:

	As of March 31, 2007
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$273,853	40.4%	$54,268	8.0%
Tier I capital (to risk-weighted assets)	265,394	39.1	27,134	4.0
Tier I capital (to average assets)	265,394	20.3	52,233	4.0

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

Management has also engaged the services of a loan review consulting firm who reviews all loans with an outstanding balance in excess of $2.0 million on an annual basis. This firm also classifies the reviewed loans in the same industry standard categories as management.

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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans of 1.15% at March 31, 2007 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

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

The table below sets forth, as of March 31, 2007, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
	Estimated	Estimated Increase (Decrease)		NPV Ratio	Increase (Decrease) (basis	Estimated Net Interest	Increase (Decrease) in estimated Net interest income
(1)	NPV (2)	Amount	Percent	(4)	points)	Income	Amount	Percent
+300bp	$202,914	$(77,011)	(27.51)%	18.50%	(486)	$28,087	$(6,087)	(17.81)%
+200bp	232,512	$(47,413)	(16.94)%	20.54%	(282)	31,355	$(2,819)	(8.25)%
+100bp	259,270	$(20,655)	(7.38)%	22.24%	(112)	33,202	$(972)	(2.84)%
0bp	279,925	$—	—	23.36%	—	34,174	$—	0.00%
-100bp	292,598	$12,673	4.53%	23.85%	49	32,846	$(1,328)	(3.89)%
-200bp	294,175	$14,250	5.09%	23.57%	21	30,798	$(3,376)	(9.88)%
-300bp	289,804	$9,879	3.53%	22.90%	(46)	28,388	$(5,786)	(16.93)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 7.38% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16.94% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	There were no sales by the registrant of unregistered securities during the past three years.

b)	As of March 31, 2006, all of the Company’s outstanding shares of common stock were owned by Oritani Financial Corp., MHC, the Company’s mutual holding company parent. Accordingly, as of such date, there was no public market for the common stock.

In connection with its plan of issuance, the Company registered 12,976,686 shares of its common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (Commission File No. 333-137309). The registration statement was declared effective by the Securities and Exchange Commission on November 13, 2006.

The stock offering commenced on November 27, 2006 and was completed on December 13, 2006. On January 24, 2007, the Common stock began trading on the Nasdaq National Market under the symbol “ORIT.”

In accordance with the plan of stock issuance and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of the Company’s savings bank subsidiary, Oritani Savings Bank, the Bank’s employee stock ownership plan and members of the general public. Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill & Partners, L.P. received a fee equal to 1.0% of the dollar amount of the shares of common stock sold in the offering. No fee was payable to Sandler O’Neill & Partners, L.P. with respect to any shares purchased by officers, directors or employees or their immediate families; shares purchased by the employee stock ownership plan and shares issued to a charitable foundation established and funded in connection with the stock offering. No underwriting discounts, commissions or finders fees were paid in connection with the offering.

The stock offering resulted in gross proceeds of $121,656,490, with the sale of 12,165,649 shares at $10.00 per share. Expenses related to the offering were $2,137,500, including the fee paid to Sandler O’Neill & Partners, L.P.

Net proceeds of the offering were $119.5 million. Approximately $59.8 million of the net proceeds of the offering were retained by the Company and $59.7 million were contributed to the Bank. The Company loaned $15.9 million to the Bank’s employee stock ownership plan to enable it to purchase 1,589,644 shares of common stock in the stock offering. The remainder of the net proceeds has been invested in short term investments.

c)	There were no issuer repurchases of securities during the past three years.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: May 14, 2007	/s/ Kevin J. Lynch
Kevin J. Lynch President and Chief Executive Officer

Date: May 14, 2007	/s/ John M. Fields
John M. Fields Senior Vice President and Chief Financial Officer