Form 10-K
period 2007-06-30
Oritani Financial Corp.
filed 2007-09-28
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-33223

Oritani Financial Corp.

(Exact name of registrant as specified in its charter)

Federal	22-3617966
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 Pascack Road, Township of Washington	07676
(Address of Principal Executive Offices)	Zip Code

(201) 664-5400

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of September 13, 2007 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 13, 2007, as reported by the Nasdaq Global Market, was approximately $606.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.

2007 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘Anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Oritani Financial Corp., MHC

Oritani Financial Corp., MHC is a federally chartered mutual holding company and currently owns 68.0% of the outstanding shares of common stock of Oritani Financial Corp. Oritani Financial Corp., MHC has not engaged in any significant business activity other than owning the common stock of Oritani Financial Corp., and does not intend to expand its business activities. So long as Oritani Financial Corp., MHC exists, it is required to own a majority of the voting stock of Oritani Financial Corp. The executive office of Oritani Financial Corp., MHC, is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp., MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Oritani Financial Corp.

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Savings Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Savings Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Savings Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At June 30, 2007, Oritani Financial Corp. had consolidated assets of $1.19 billion, consolidated deposits of $695.8 million and consolidated stockholders’ equity of $272.6 million. Its consolidated net income for the fiscal year ended June 30, 2007 was $11.0 million.

Oritani Savings Bank

General

Oritani Savings Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Savings Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Savings Bank has expanded through internal growth as well as through a series of business combinations. In 1997, Oritani Savings Bank converted to a mutual savings bank charter, and in March 1998, reorganized into the two-tier mutual holding company structure. Oritani Savings Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its 18 branch offices located in the New Jersey Counties of Bergen, Hudson and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2007, our assets totaled $1.17 billion and our deposits totaled $695.8 million.

Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our main office in the Township of Washington, New Jersey and our branch offices located in the New Jersey Counties of Bergen (14 branches, including our main office), Hudson (4 branches) and Passaic (one branch), and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Our website address is www.oritani.com. Information on our website should not be considered a part of this report.

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate nineteen full service offices, including our main office. We operate offices in three separate counties of New Jersey: Bergen, Hudson and Passaic. The majority of our branches, fourteen, and deposits are located in Bergen County. In addition, we operate four branches in Hudson County and one branch in Passaic County.

In terms of population rank, Bergen County ranks as the largest county in New Jersey while Hudson County ranks fifth and Passaic County ranks ninth out of twenty-one counties. Based upon household income statistics, Bergen County ranks third out of the twenty-one counties in New Jersey while Passaic ranks thirteenth and Hudson County ranks twentieth. The three counties are a part of New Jersey, which is referred to as the “Gateway Region.”

Bergen County is bordered by Rockland County, New York to the north, the Hudson River to the east, Hudson County to the south, a small border with Essex County also to the south and Passaic County to the west.

Hudson County has always been a gateway for many immigrants to the United States. It is also recognized as one of the Northeast’s major transportation and industrial hubs as the New York metropolitan area’s three major airports – John F. Kennedy International Airport, LaGuardia Airport, and Newark Liberty International Airport – are within a relatively short distance of Hudson County.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2006, the latest date for which statistics are available, our market share of deposits was approximately 2.87% in Bergen County, and less than 1.0% in each of Hudson and Passaic Counties.

Our competition for loans and deposits comes principally from locally owned and out-of-state commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of multi-family loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our commercial real estate loans consist primarily of mortgage loans secured by small commercial offices, retail space, warehouses and mixed-use buildings. Our multi-family loans consist primarily of mortgage loans secured by small- and medium-sized apartment buildings. Our residential real estate mortgage loans consist of one- to four-family residential real property and consumer loans. Construction loans consist primarily of one- to four-family development, condominiums and commercial development projects. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multi-family and commercial real estate loans represented $451.1 million, or 58.7%, of our total loan portfolio at June 30, 2007. One- to four-family residential real estate mortgage loans represented $188.9 million, or 24.6%, of our total loan portfolio at June 30, 2007. We also offer second mortgages and equity loans. At June 30, 2007, such loans totaled $65.2 million, or 8.5%, of our loan portfolio. At June 30, 2007, construction loans totaled $62.7 million, or 8.1%, of our loan portfolio. At June 30, 2007, other loans, which consist of business and account loans, totaled $1.1 million, or less than 1.0%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Conventional one- to four-family	$188,928	24.6%	$165,014	25.3%	$147,165	29.4%	$146,520	37.5%	$132,055	38.1%
Partially guaranteed by VA or insured by FHA	13	—	56	—	119	—	216	—	402	0.1
Multifamily and commercial real estate	451,131	58.7	379,208	58.1	271,424	54.1	190,081	48.7	152,601	44.1
Second mortgage and equity loans	65,240	8.5	66,198	10.2	55,672	11.1	50,711	13.0	51,887	15.0
Construction loans	62,704	8.1	38,722	5.9	24,629	4.9	2,469	0.6	1,066	0.3
Other loans	1,140	0.1	3,291	0.5	2,321	0.5	621	0.2	8,412	2.4

Total loans	769,156	100.0%	652,489	100.0%	501,330	100.0%	$390,618	100.0%	346,423	100.0%

Other items:
Net deferred loan origination fees	1,732		1,753		1,604		1,447		821
Allowance for loan losses	8,882		7,672		6,172		5,372		4,635

Total loans, net	$758,542		$643,064		$493,554		$383,799		$340,967

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2007.

	First Mortgage		Second Mortgage		Construction Loans		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2008	$18,847	5.74%	$286	5.24%	$30,420	8.71%	$569	7.47%	$50,122	7.56%
2009	4,781	5.47	782	4.92	18,836	7.62	2	7.05	24,401	7.11
2010 to 2011	12,613	7.13	2,493	5.03	11,621	8.03	—	—	26,727	7.33
2012 to 2016	167,774	6.11	16,933	5.29	1,461	6.26	500	8.00	186,668	6.05
2017 to 2021	154,518	5.90	21,850	5.55	—	—	—	—	176,368	5.85
2022 and beyond	281,539	6.08	22,896	6.58	366	5.75	69	8.63	304,870	6.13

Total	$640,072	6.05%	$65,240	5.82%	$62,704	8.18%	$1,140	7.77%	$769,156	6.21%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2007 that are contractually due after June 30, 2008.

	Due After June 30, 2008
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loan balances:
Conventional one- to four-family	$170,544	$17,515	$188,059
Partially guaranteed by VA or insured by FHA	3	—	3
Multifamily and commercial real estate	180,375	252,788	433,163
Second mortgage and equity loans	58,747	6,207	64,954
Construction loans	2,890	29,394	32,284
Other loans	507	64	571

Total loans	$413,066	$305,968	$719,034

First Mortgage Loans:

Conventional One- to Four-Family Residential Loans. We originate one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2007, $188.9 million, or 24.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio substantially all loans that we originate. One- to four-family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Savings Bank’s policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 40 years. Generally, fixed rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. Recently there has been significant attention paid to the sub-prime lending component of the residential mortgage origination market. We do not originate or purchase and our loan portfolio does not include any sub-prime loans.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. We originated $2.9 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2007, as compared to total originations of $43.3 million of one- to four-family residential loans during the same fiscal year. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2007, $17.5 million, or 9.3% of our one- to four-family residential real estate loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed rates of interest similar to our other one- to four-family mortgage loan products. With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one- to four-family mortgage loans. Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is not required for such loans. The maximum amount of such loan is $300,000.

We also offer our directors, officers and employees who satisfy certain criteria and our general underwriting standards fixed or adjustable rate loan products with reduced interest rates. Employee loans adhere to all other terms and conditions contained in the loan policy.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Oritani Savings Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Multi-Family and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multi-family dwellings. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as mixed-use properties, office buildings, retail stores and commercial warehouses. Our multi-family mortgage loans are primarily permanent loans secured by apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, however, commercial real estate loans originated by us will not exceed 80% of the appraised value or the selling price of the property, whichever is less. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 25 years and the maximum amortization period is 30 years. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. These loans are generally subject to a $1.5 million maximum loan amount. References to commercial real estate loans below refer to multi-family and commercial real estate.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental reports are generally required for commercial real estate loans. Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted. Property inspections are conducted no less than every three years, or more frequently as warranted.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2007 was a $14.4 million loan located in Bergen County, New Jersey and secured by four multi-family apartment complexes. This loan was performing according to its terms at June 30, 2007. Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $30.1 million, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity of lines of credit, each of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At June 30, 2007, second mortgage and equity loans totaled $65.2 million, or 8.5% of total loans. Additionally, at June 30, 2007, the unadvanced amounts of home equity lines of credit totaled $20.5 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction Loans. We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2007, residential construction loans amounted to $37.4 million, or 4.8% of total loans.

Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

We also make construction loans for commercial development projects. The projects include multi-family, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2007, commercial construction loans totaled $25.3 million, or 3.3% of total loans. At June 30, 2007, the largest outstanding commercial construction loan balance was for $8.5 million and is secured by a sports activity facility. This loan is a participation with another institution as lead lender, with a gross loan amount of $17.0 million. This loan was performing according to its terms at June 30, 2007.

Before making a commitment to fund a construction loan, we require an appraisal on the property by an independent licensed appraiser. We require title insurance and, if applicable, an environmental survey prior to making a commitment to fund a construction loan. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Other Loans. Other loans consist of passbook, business and automobile loans. We offer a variety of consumer loans, principally to current Oritani Savings Bank customers, and such loans generally consist of secured personal loans. Other loans totaled $1.1 million, or less than 1% of our total loan portfolio at June 30, 2007.

Loan Originations, Purchases, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main office. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.

We retain in our portfolio substantially all loans that we originate, although we have occasionally sold longer-term, fixed-rate one- to four-family residential mortgage loans into the secondary market. There were no sales of residential mortgage loans in fiscal 2006 or 2007.

Occasionally, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2007, we had $34.2 million in loan participation interests.

At June 30, 2007, we were servicing loans sold in the amount of $9.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2007, we originated $43.3 million of fixed- and adjustable-rate one- to four-family residential mortgage loans, all of which were retained by us. The fixed-rate loans retained by us consisted primarily of loans with terms of 30 years or less.

Non-performing and Problem Assets

We commence collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charges and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 45 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 30 days or more past due is reported to the Board of Directors. If no repayment plan is in process, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent it is deemed collectible. If the deficiencies causing the delinquency are resolved, such loans may be placed on accrual status once all arrearages are resolved.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
First mortgage loan balances:
Conventional	$—	$444	$145	$821	$372
Partially guaranteed by VA or insured by FHA	—	14	2	15	27
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	44	44	44
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total non-accrual loans	$—	$458	$191	$880	$443

Loans greater than 90 days delinquent and still accruing:
First mortgage loan balances:
Conventional	$—	$—	$—	$—	$—
Partially guaranteed by VA or insured by FHA	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans 90 days and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$—	$458	$191	$880	$443

Real estate owned:
First mortgage loan balances:
Conventional	$—	$—	$—	$—	$—
Partially guaranteed by VA or insured by FHA	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total real estate owned	—	—	—	—	—

Total non-performing assets	$—	$458	$191	$880	$443

Ratios:
Non-performing loans to total loans	—%	0.07%	0.04%	0.23%	0.13%
Non-performing assets to total assets	—%	0.04%	0.02%	0.08%	0.04%

As noted in the above table, there were no nonaccrual loans at June 30, 2007 and $458,000, and $191,000 at June 30, 2006 and at June 30, 2005, respectively. Additional interest income of $25,191, and $11,719 would have been recorded during the years ended June 30, 2006 and 2005, respectively, if the loans had performed in accordance with their original terms.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2007
First mortgage loan balances:
Conventional	—	$—	—	$—	—	$—
Partially guaranteed by VA or insured by FHA	—	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	39	—	—	1	39
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	1	$39	—	$—	1	$39

At June 30, 2006
First mortgage loan balances:
Conventional	3	$169	1	$340	4	$509
Partially guaranteed by VA or insured by FHA	2	11	1	8	3	19
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	5	$180	2	$348	7	$528

At June 30, 2005
First mortgage loan balances:
Conventional	3	$139	2	$138	5	$277
Partially guaranteed by VA or insured by FHA	—	—	1	2	1	2
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	29	1	44	2	73
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	4	$168	4	$184	8	$352

At June 30, 2004
First mortgage loan balances:
Conventional	3	$358	6	$467	9	$825
Partially guaranteed by VA or insured by FHA	—	—	3	11	3	11
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	1	44	1	44
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	3	$358	10	$552	13	$880

At June 30, 2003
First mortgage loan balances:
Conventional	7	$412	6	$348	13	$760
Partially guaranteed by VA or insured by FHA	—	—	4	22	4	22
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	1	44	1	44
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	7	$412	11	$414	18	$826

In addition to the above, we had loans that were delinquent 90 days or more past due as to principal. Such loans had passed their maturity date but continued making monthly payments, keeping their interest current. In addition, all such loans subsequently paid in full or were extended by us, which negated their past due maturity status. These loans totaled $3.2 million, $806,000, and $719,000 at June 30, 2007, 2006 and 2005, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition are expensed. At June 30, 2007, we had no real estate owned.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance which can order the establishment of additional general or specific loss allowances.

The following table shows the aggregate amounts of our classified assets at the date indicated for both residential real estate and non-residential real estate loans. The amount of assets classified as “substandard” in the table includes two commercial real estates loans at June 30, 2007 and three commercial real estate loans at June 30, 2006 and 2005.

	At June 30, 2007	At June 30, 2006	At June 30, 2005
		(In thousands)
Residential Real Estate (1):
Special mention assets	$—	$179	$139
Substandard assets	—	1,155	888
Doubtful assets	—	—	44

Total residential real estate	—	1,334	1,071

All Other Loans:
Special mention assets	9,790	6,837	567
Substandard assets	238	583	529

Total all other loans	10,028	7,420	1,096

Total classified assets	$10,028	$8,754	$2,167

Allowance allocated to total classified assets	$317	$384	$185

(1)	Includes one- to four-family loans and second mortgage and equity loans.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2007 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation, Office of Thrift Supervision, and the New Jersey Department of Banking and Insurance has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$7,672	$6,172	$5,372	$4,635	$5,726

Charge-offs:
First mortgage loan balances:
Conventional	—	—	—	—	1
Partially guaranteed by VA or insured by FHA	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total charge—offs	—	—	—	—	1

Recoveries:
First mortgage loan balances:
Conventional	—	—	—	—	—
Partially guaranteed by VA or insured by FHA	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	10

Total recoveries	—	—	—	—	10

Net (charge—offs) recoveries	—	—	—	—	9

Provision for loan losses	1,210	1,500	800	737	(1,100)

Balance at end of year	$8,882	$7,672	$6,172	$5,372	$4,635

Ratios:
Net charge—offs to average loans outstanding (annualized)	—%	—%	—%	—%	—%
Allowance for loan losses to total loans at end of period	1.15%	1.18%	1.23%	1.38%	1.34%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2007		2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
First mortgage loan balances:
Conventional	$709	24.6%	$749	25.3%	$684	29.4%
Partially guaranteed by VA or insured by FHA	—	—	—	—	—	—
Multifamily and commercial real estate	6,143	58.7	4,834	58.1	3,557	54.1
Second mortgage and equity loans	326	8.5	312	10.2	512	11.1
Construction loans	979	8.1	758	5.9	475	4.9
Other loans	15	0.1	57	0.5	37	0.5
Unallocated	710	—	962	—	907	—

Total	$8,882	100.0%	$7,672	100.0%	$6,172	100.0%

	At June 30,
	2004		2003
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
First mortgage loan balances:
Conventional	$745	37.5%	$742	38.1%
Partially guaranteed by VA or insured by FHA	1	—	1	0.1
Multifamily and commercial real estate	3,178	48.7	2,411	44.1
Second mortgage and equity loans	1,035	13.0	1,059	15.0
Construction loans	49	0.6	21	0.3
Other loans	12	0.2	42	2.4
Unallocated	352	—	359	—

Total	$5,372	100.0%	$4,635	100.0%

The increase in the allowance for loan losses, and related provision, is primarily due to the continued increase in the multi-family and commercial real estate loan portfolio. These types of loans inherently contain more credit risk than one- to four family residential loans. A substantial portion of this portfolio has been originated over the past several years; therefore, a portion of this portfolio does not have significant seasoning and the credit risk inherent in that portfolio cannot be estimated primarily by historical experience. Although we had some experience in this type of lending prior to this significant growth, the increased volume of such originations during the last three years heightens the credit risk associated with this portion of the loan portfolio. Therefore, in order to adequately establish the allowance at levels sufficient to absorb probable and estimable losses in the loan portfolio, we focus on the ratio of the allowance to total loans as well as other measurement factors. This analysis incorporates our review of various sources of industry data relating to the allowance for loan losses, including peer group reviews. Due to the continued focus on this type of lending, we have increased the allowance for loan losses, and related provision, during periods of significant multi-family and commercial loan growth. Consistent with this practice, we have recorded a reversal of the allowance during the fiscal year ended June 30, 2003, primarily to recognize the reduction of the loan portfolio during that period.

Investments

The Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Savings Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. Each of our Chief Financial Officer, President and Asset/Liability Committee have increasing authority to purchase various types of investments; all investment purchases in excess of $10.0 million must be approved by our Board of Directors. All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

New Jersey-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Oritani Financial Corp., as a federally chartered mid-tier stock holding company, may invest in equity securities subject to certain limitations.

The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Savings Bank’s overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation. The investment policy provides that Oritani Savings Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, corporate debt securities, commercial paper and other conservative investment opportunities.

Our investment portfolio at June 30, 2007, consisted of $30.4 million in federal agency obligations, an $8.4 million investment in a mutual fund and $2.0 million of corporate debt instruments. We also invest in mortgage-backed securities, most of which are guaranteed by government sponsored enterprises. At June 30, 2007, our mortgage-backed securities portfolio totaled $256.2 million, or 21.4% of total assets, and consisted of $17.5 million in fixed-rate securities and $238.7 million in adjustable-rate securities, primarily guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2007, our U.S. Government and federal agency securities portfolio totaled $30.4 million, all of which $5.4 million was classified as held to maturity and $25.0 million was available for sale.

Mortgage-Backed Securities. We purchase mortgage-backed securities primarily insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae, as well as a limited amount of private label CMOs. We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase.

Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities

(generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as us, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At June 30, 2007, our mortgage-backed securities totaled $256.2 million or 21.4%, of total assets and 23.1% of interest earning assets. At June 30, 2007, 93.2% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 6.8% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.35% at June 30, 2007. The estimated fair value of our mortgage-backed securities at June 30, 2007 was $249.3 million, which is $6.9 million less than the amortized cost of $256.2 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Corporate Bonds. At June 30, 2007, our corporate bond portfolio totaled $2.0 million, all of which was classified as available for sale. The industry represented by our corporate bond issuer was financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.

Mutual Funds. At June 30, 2007, our mutual fund portfolio totaled $8.4 million, or less than 1.0% of our total assets, all of which were classified as available for sale. The portfolio consisted of an investment in a mutual fund that holds adjustable-rate mortgage loans and similar securities.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-backed Securities Held to Maturity

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$5,415	$5,347	$13,415	$13,186	$25,500	$25,127
Mortgage-backed securities:
Freddie Mac	31,365	30,329	38,549	36,716	49,369	49,119
Ginnie Mae	8,895	8,907	13,902	13,697	21,054	21,036
Fannie Mae	58,479	57,314	75,428	72,986	100,677	100,095
Collateralized mortgage obligations	118,667	113,955	146,816	138,925	201,004	197,511

Total securities held to maturity	$222,821	$215,582	$288,110	$275,510	$397,604	$392,888

Securities and Mortgage-backed Securities Available for Sale

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$25,000	$25,007	$—	$—	$—	$—
Corporate bonds	2,000	2,024	2,000	2,070	2,000	2,140
Mutual funds	8,429	8,412	8,429	8,429	58,784	58,784
Mortgage-backed securities:
Freddie Mac	1,363	1,363	2,031	2,025	2,950	2,981
Fannie Mae	5,891	5,918	8,450	8,439	12,164	12,402
Ginnie Mae	4,502	4,548	6,991	6,962	10,224	10,276
Collateralized mortgage obligations	27,024	26,964	—	—	—	—

Total securities available for sale	$74,209	$74,236	$27,901	$27,925	$86,122	$86,583

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years			More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost		Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
United States Government and federal agency obligations	$2,415	3.05%	$3,000	4.05%		$—	—%		$—	—%	$5,415	$5,347	3.60%
Mortgage-backed securities:
Freddie Mac	—	—	5,880	3.65		7,670	4.14		17,816	4.23	31,365	30,330	4.10
Ginnie Mae	—	—	—	—		—	—		8,895	5.27	8,895	8,907	5.27
Fannie Mae	—	—	955	5.50		—	—		57,524	4.21	58,479	57,314	4.23
Collateralized mortgage obligations	—	—	1,959	3.81		55,142	3.98		61,565	4.04	118,667	113,954	4.01

Total securities held to maturity	$2,415	3.05%	$11,794	3.93%		$62,812	4.00%		$145,800	4.21%	$222,821	$215,582	4.12%

United States Government and federal agency obligations	$5,000	5.25	$20,000	5.35	$			$			$25,000	$25,007	5.33%
Corporate bonds	—	—	2,000	8.09							2,000	2,024	8.09
Mutual funds	8,429	5.28	—	—		—	—		—	—	8,429	8,412	5.28
Mortgage-backed securities:
Freddie Mac	—	—	—	—		—	—		1,363	5.86	1,363	1,363	5.86
Fannie Mae	—	—	—	—		—	—		5,891	5.66	5,891	5,918	5.66
Ginnie Mae	—	—	—	—		—	—		4,502	5.64	4,502	4,547	5.64
Collateralized mortgage obligations	—	—	—	—		8,219	5.52		18,805	5.50	27,024	26,964	5.51

Total securities available for sale	$13,429	5.27%	$22,000	5.60%		$8,219	5.52%		$30,561	5.57%	$74,209	$74,236	5.52%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market deposit accounts, savings accounts, retirement accounts and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We currently do not accept brokered deposits, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and other account features are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, long-standing relationships with customers, convenient locations, competitive rates of interest and an active marketing program are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand while managing interest rate risk and minimizing interest expense. At June 30, 2007, $422.5 million, or 60.7% of our deposit accounts were time deposits, of which $383.3 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30, 2007			At June 30, 2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW accounts	$75,510	10.85%	1.12%	$77,266	11.22%	1.06%
Money market deposit accounts	41,029	5.90	4.00	22,023	3.20	3.85
Savings accounts	156,670	22.52	1.56	181,907	26.41	1.18
Time deposits	422,548	60.73	4.75	407,450	59.17	3.94

Total deposits	$695,757	100.00%	3.59%	$688,646	100.00%	2.88%

	At June 30, 2005
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
NOW accounts	$80,746	11.49%	0.89%
Money market deposit accounts	23,224	3.30	2.20
Savings accounts	215,952	30.72	1.10
Time deposits	383,058	54.49	2.69

Total deposits	$702,980	100.00%	1.98%

As of June 30, 2007, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $96.9 million. The following table sets forth the maturity of those deposits as of June 30, 2007.

At June 30, 2007
(In thousands)
Three months or less	$35,962
Over three months through six months	32,870
Over six months through one year	21,667
Over one year to three years	5,130
Over three years	1,239

Total	$96,868

Borrowings. Our borrowings primarily consist of advances from the Federal Home Loan Bank of New York. As of June 30, 2007, we had total borrowings in the amount of $196.7 million, which represented 21.3% of total liabilities, with a weighted average maturity of 7.3 years and a weighted average rate of 4.17%. At June 30, 2007, advances from the Federal Home Loan Bank constituted 99.8% of borrowings. As a member of the Federal Home Loan Bank of New York, we can currently borrow up to $79.6 million from the Federal Home Loan Bank through a line of credit.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Balance at end of period	$196,661	$169,780	$182,129
Average balance during period	$210,598	$175,395	$164,963
Maximum outstanding at any month end	$233,797	$197,685	$182,129
Weighted average interest rate at end of period	4.17%	4.06%	3.81%
Average interest rate during period	4.34%	4.01%	3.83%

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Savings Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2007, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $33.0 million on 10 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.

Oritani Savings Bank has the following subsidiaries: Ormon LLC and Oritani Asset Corporation. Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.

Oritani Asset Corporation is a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Savings Bank. Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2007, Oritani Asset Corporation had $634.7 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.

Ormon LLC is a wholly-owned subsidiary of Oritani Savings Bank. Ormon LLC maintains the following investments in real estate and joint ventures:

Investments in Real Estate

Park Lane Associates - Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 78-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2007, we recognized net income of $315,000 on this investment and received cash distributions of $275,000 during this period. At June 30, 2007, we had a loan to Park Lane Associates totaling $2.1 million.

Park View Apartments - Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2007, we recognized net income of $62,000 on its investment in Park View and received cash distributions of $58,000 during this period. At June 30, 2007, we had a loan to Park View Apartments totaling $1.4 million.

Winstead Village - Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2007 we recognized net income of $90,000 on its investment and also received cash distributions of $32,000 during that period. At June 30, 2007, we had a loan to Winstead Village totaling $908,000.

Parkway East - Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2007, we recognized net income of $75,000 on its investment in Parkway East and received cash distributions of $85,000 during this period. We have no loan to this entity.

Marine View Apartments - Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2007 we recognized net income of $195,000 on its investment in Marine View and received cash distributions of $135,000 over that period. We have no loans to this entity.

Ormon LLC also wholly owns three properties that are held and operated for investment purposes. These three properties are described below:

•	An 18-unit apartment complex located in Englewood, New Jersey. We recognized net income of $31,000 for the year ended June 30, 2007 from the operation of this property.

•	A 19-unit office building located in Hillsdale, New Jersey. We recognized net income of $29,000 for the year ended June 30, 2007 from the operation of this property.

•

A 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $407,000 for the year ended June 30, 2007 from the operation of this property.

Investments in Joint Ventures

Oaklyn Associates - Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2007, we recognized net income of $72,000 on this investment and received cash distributions of $25,000 over that period. At June 30, 2007, we had a loan to Oaklyn Associates totaling $978,000.

Madison Associates - Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2007, we recognized net income of $76,000 on this investment and received cash distribution of $87,000 over that period. We have no loans to this entity.

Brighton Court Associates - Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2007, we recognized a net loss of $12,000 on this investment and received cash distributions totaling $28,000 over that period. At June 30, 2007, our loans to Brighton Court Associates totaled $1.6 million.

Plaza 23 Associates - Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2007, we recognized net income of $1.1 million related to this investment and received cash distributions of $758,000 during that period. We have no loans to Plaza 23 Associates but have an $8.8 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.

Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.

Investments in Joint Ventures

Ridge Manor Associates - Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2007, we recognized net loss of $50,000 related to this investment, and also received cash distributions of $34,000 during that period. At June 30, 2007, we had a loan to this entity that totaled $4.5 million.

Van Buren Apartments - Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren in March 2002. For the year ended June 30, 2007, we recognized a net loss on this investment of $9,000 and received cash distributions of $24,000 during that period. At June 30, 2007, we had a loan to Van Buren Apartments that totaled $2.4 million.

10 Landing Lane - 10 Landing Lane is a 50% owned joint venture on a 108-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2007, we recognized net income of $145,000 related to this investment and received cash distributions of $188,000 during that period. We have no loans to this entity.

FAO Hasbrouck Heights - FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2007, we recognized a net loss of $161,000 related to this investment and received cash distributions of $38,000 over that period. At June 30, 2007, we had a loan to FAO Hasbrouck Heights that totaled $7.2 million.

Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.

Investments in Joint Ventures

Hampshire Realty - Hampshire Realty is a 50% owned joint venture on an 80-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2007, we recognized a net loss of $47,000 related to this investment and received no cash distributions over that period. At June 30, 2007, we had a loan to Hampshire that totaled $3.1 million.

The following table presents a summary of our investments in real estate and investments in joint ventures.

Property Name	Book Value at June 30, 2006	Year Ended June 30, 2007			Book Value at June 30, 2007
		Profit / (Loss)	Distributions Received	Additional Investment
	(In thousands)
Real Estate Held For Investment
Ormon, LLC - Undivided Interests in Real Estate
Park Lane	$(636)	$315	$(275)	$—	$(596)
Park View	(562)	62	(58)	—	(558)
Winstead Village	(327)	90	(32)	—	(269)
Parkway East	(328)	75	(85)	—	(338)
Marine View	812	195	(135)	—	872
Ormon, LLC - Wholly Owned Properties
Englewood(1)	54	31	—	—	65
Palisades Park(1)	282	407	—	—	286
Hillsdale(1)	160	29	—	—	154
Oritani, LLC - Wholly Owned Properties
Emerson	915	—	—	200	1,115
Real Estate Held For Investment Summary
Assets(1)	$2,223	$662	$(135)	$—	$2,492
Liabilities	$(1,853)	$542	$(450)	$—	$(1,761)
Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(312)	$72	$(25)	$—	$(265)
Madison Associates	(7)	76	(87)	—	(18)
Brighton Court Associates	187	12	(28)	—	171
Plaza 23 Associates	3,938	1,074	(758)	—	4,254
Oritani, LLC
Ridge Manor Associates	666	(50)	(34)	—	582
Van Buren Apartments	190	(9)	(24)	30	187
10 Landing Lane	(33)	145	(188)	—	(76)
FAO Hasbrouck Heights	1,053	(161)	(38)	—	854
Hampshire Financial
Hampshire Realty	199	(47)	—	—	152
Investments in Joint Ventures Summary
Assets	$6,233	$819	$(882)	$—	$6,200
Liabilities	$(352)	$293	$(300)	$—	$(359)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation. Therefore, the book value at the beginning of a period, adjusted by the profit or loss for the period, will not equal the book value at the end of the period since these are not accounted for by the equity method.

Personnel

As of June 30, 2007, we had 118 full-time employees and 51 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank, such as Oritani Savings Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such election results in its holding companies being regulated as savings and loan holding companies by the Office of Thrift Supervision rather than as bank holding companies regulated by the Board of Governors of the Federal Reserve System. At the time of its reorganization into a holding company structure, Oritani Savings Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Oritani Financial Corp. and Oritani Financial Corp., MHC are savings and loan holding companies and are required to file certain reports with, and are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Oritani Savings Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Oritani Savings Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Oritani Savings Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Oritani Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance, the FDIC, the Office of Thrift Supervision or the U.S. Congress, could have a material adverse impact on Oritani Financial Corp., Oritani Savings Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to Oritani Savings Bank, Oritani Financial Corp. and Oritani Financial Corp., MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Oritani Savings Bank, Oritani Financial Corp. and Oritani Financial Corp., MHC and is qualified in its entirety by reference to the actual statutes and regulations.

New Jersey Banking Regulation

Activity Powers. Oritani Savings Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, such as Oritani Savings Bank, generally may invest in:

(1)	real estate mortgages;

(2)	consumer and commercial loans;

(3)	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

(4)	certain types of corporate equity securities; and

(5)	certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. Under this “leeway” authority, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. A savings bank may also exercise trust powers upon approval of the Commissioner. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “-Federal Banking Regulation-Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of its capital funds if the loan is secured by collateral meeting the requirements of the New Jersey Banking Act. Oritani Savings Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Oritani Savings Bank. See “-Federal Banking Regulation-Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, such as Oritani Savings Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “-Federal Banking Regulation-Capital Requirements.”

Examination and Enforcement. The New Jersey Department of Banking and Insurance (the “Department”) may examine Oritani Savings Bank whenever it deems an examination advisable. The Department examines Oritani Savings Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Oritani Savings Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2007:

	As of June 30, 2007
	Capital	Percent of Assets(1)
	(Dollars in thousands)
Core capital	$179,035	15.11%
Tier 1 risk-based capital	179,035	22.85
Total risk-based capital	187,917	23.99

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2007, Oritani Savings Bank was considered “well capitalized” under FDIC guidelines.

Prompt Corrective Action. Federal law requires, among other things, that the federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC’s regulations define the five capital categories as follows:

An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•

its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 4%; and

•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).

An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•

insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Oritani Savings Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Insurance of Deposit Accounts. Deposit accounts in Oritani Savings Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Oritani Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor to $130,000 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single insurance fund called the Deposit Insurance Fund. As a result of the merger, the BIF and SAIF were abolished. The merger of the BIF and SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2006, the FICO assessment was equal to 1.28 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System. Oritani Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Oritani Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of June 30, 2007, Oritani Savings Bank was in compliance with this requirement.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Oritani Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Transactions with Affiliates of Oritani Savings Bank. Transactions between an insured bank, such as Oritani Savings Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a insured bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•

limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards. FDIC regulations require Oritani Savings Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. Oritani Savings Bank does not share “non-public personal information” with third parties.

In addition, Oritani Savings Bank is required to provide its customers with the ability to “opt-out” of having Oritani Savings Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Oritani Savings Bank received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2002.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its executive officers, directors, any owner of more than 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Oritani Savings Bank. See “-New Jersey Banking Regulation-Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate generally may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Other Regulations

Interest and other charges collected or contracted for by Oritani Savings Bank are subject to state usury laws and federal laws concerning interest rates. Oritani Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Oritani Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Oritani Financial Corp., MHC and Oritani Financial Corp. are non-diversified savings and loan holding companies within the meaning of the HOLA. As such, Oritani Financial Corp., MHC and Oritani Financial Corp. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Oritani Financial Corp. and Oritani Financial Corp., MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Oritani Financial Corp. and Oritani Financial Corp., MHC are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the HOLA and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Oritani Financial Corp. may engage in the following activities:

(i)	investing in the stock of a savings bank;

(ii)	acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;

(iv)	investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices;

(v)	furnishing or performing management services for a savings bank subsidiary of such company;

(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;

(vii)	holding or managing properties used or occupied by a savings bank subsidiary of such company;

(viii)	acting as trustee under deeds of trust;

(ix)	any other activity:

A. that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

B. in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The HOLA prohibits a savings and loan holding company, including Oritani Financial Corp. and Oritani Financial Corp., MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Oritani Financial Corp., MHC. Office of Thrift Supervision regulations require Oritani Financial Corp., MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Oritani Financial Corp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

(ii)	the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

We anticipate that Oritani Financial Corp., MHC will waive any dividends paid by Oritani Financial Corp. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Oritani Financial Corp., MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Oritani Financial Corp., MHC converts to stock form.

Conversion of Oritani Financial Corp., MHC to Stock Form. Office of Thrift Supervision regulations permit Oritani Financial Corp., MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new stock holding company would be formed as the successor to Oritani Financial Corp., Oritani Financial Corp., MHC’s corporate existence would end, and certain depositors and borrowers of Oritani Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Oritani Financial Corp., MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that stockholders other than Oritani Financial Corp., MHC own the same percentage of common stock in the new holding company as they owned in Oritani Financial Corp. immediately prior to the conversion transaction, subject to adjustment for any assets held by Oritani Financial Corp., MHC.

Qualified Thrift Lender Test. In order for Oritani Financial Corp. and Oritani Financial Corp., MHC to continue to be regulated as savings and loan holding companies by the Office of Thrift Supervision (rather than as a bank holding companies by the Board of Governors of the Federal Reserve System), Oritani Savings Bank must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Oritani Savings Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

Federal Securities Laws

Oritani Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Oritani Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Oritani Financial Corp. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Oritani Financial Corp. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Oritani Financial Corp. meets specified current public information requirements, each affiliate of Oritani Financial Corp. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. We will be subject to further reporting and audit requirements beginning with the year ending June 30, 2008 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Oritani Financial Corp. and Oritani Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Oritani Financial Corp.’s nor Oritani Savings Bank’s federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Savings Bank.

Method of Accounting. For federal income tax purposes, Oritani Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Oritani Savings Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period of all bad debt reserves accumulated after 1988. Oritani Savings Bank recaptured its reserve balance over the six-year period ended December 31, 2003.

Currently, the Oritani Savings Bank consolidated group uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Oritani Savings Bank fail to meet certain thrift asset and definitional tests.

At June 30, 2007, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Savings Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oritani Financial Corp. and Oritani Savings Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2007, Oritani Savings Bank had no net operating loss carryforwards for federal income tax purposes.

State Taxation

New Jersey State Taxation. Oritani Savings Bank files New Jersey Corporation Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Oritani Savings Bank is not currently under audit with respect to its New Jersey income tax returns and Oritani Savings Bank’s state tax returns have not been audited for the past five years. Oritani Savings Bank had a state tax net operating loss carryforward totaling $34.2 million at June 30, 2007, expiring between December 31, 2010 and December 31, 2013.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.

ITEM 1A.	RISK FACTORS

Future Changes in Interest Rates Could Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Although interest rates have recently been at historically low levels, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Our average interest rate spread decreased 13 basis points to 2.29% at June 30, 2007 from 2.42% at June 30, 2006.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2007, the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled, $74.2 million. Unrealized net gains on these available for sale securities totaled approximately $27,000 at June 30, 2007 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

In addition, many of our Federal Home Loan Bank of New York advances are callable, often five years from the date of issuance. To the extent the Federal Home Loan Bank of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.

We evaluate interest rate sensitivity by estimating the change in Oritani Savings Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2007, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $51.5 million, or 17.9%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Our Continued Emphasis On Multi-Family and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on multi-family and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2007, $451.1 million, or 58.7%, of our total loan portfolio consisted of multi-family loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans. Loans secured by multi-family and commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

The largest commercial real estate loan in our portfolio at June 30, 2007 was a $14.4 million loan located in Bergen County, New Jersey and secured by four multi-family apartment complexes. Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $30.1 million.

Our Direct Investments in Real Estate May Be Riskier than More Traditional Real Estate Loans.

Oritani Financial Corp. and Oritani Savings Bank each have formed companies that have invested directly in real estate. While these investments have provided us net income during the course of these investments, they are direct investments and represent a greater risk than loans. With loans, the borrower has an investment interest in the property that partially insulates the loan from the negative consequences of decreases in the property’s value. There is no such protection with a direct real estate investment. Any decline in performance of these investments may have an adverse effect on our net income.

A Downturn in the New Jersey Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Nearly all of our real estate loans are secured by real estate in New Jersey. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Similarly a decline in the local economy may have an adverse effect on the investment properties owned by Oritani Financial Corp. and Oritani Savings Bank.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas.

The FDIC has Issued New Rules on How it Imposes Deposit Insurance Assessments that Will Increase Our Deposit Insurance Assessments and May Reduce Our Income.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institutions premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. This increased assessment may reduce our income.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.15% of total loans at June 30, 2007, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At June 30, 2007, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 18 full service branch offices located in Bergen and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $8.4 million at June 30, 2007. During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor. The asset was transferred in December, 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property. The Company leased back a portion of the premises and provided the buyer with non recourse financing. In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time. During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction. As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. The approximate number of holders of record of Oritani Financial Corp.’s common stock as of September 19, 2007 was 1,666. Certain shares of Oritani Financial Corp. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the period ended June 30, 2007. Oritani Financial Corp. began trading on the Nasdaq Global Market on January 24, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

Fiscal 2007	High	Low	Dividends
Quarter ended March 31, 2007	$16.00	$14.88	$—
Quarter ended June 30, 2007	15.90	14.20	—

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are the retained proceeds form the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.’s loan to the Employee Stock Ownership Plan, and dividends from Oritani Savings Bank. For a discussion of the limitations applicable to Oritani Savings Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $15.97 per share on such date), through June 30, 2007, (b) the cumulative total return of the SNL Thrift MHC Index over such period, and, (c) the cumulative total return on stocks included in the S&P 500 Index over such period. The initial offering price of Oritani Financial Corp. common stock was $10.00 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Oritani Financial Corporation

	Period Ending
Index	01/24/07	02/28/07	03/31/07	04/30/07	05/31/07	06/30/07
Oritani Financial Corporation	100.00	96.43	93.93	94.61	95.93	89.48
SNL Thrift MHC Index	100.00	98.40	98.20	97.73	97.88	93.04
S&P 500 Index	100.00	97.94	99.04	103.42	107.03	105.25

*	Source: SNL Financial LC, Charlottesville, VA

At June 30, 2007, there were no compensation plans under which equity securities of Oritani Financial Corp. were authorized for issuance other than the Employee Stock Ownership Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Oritani Financial Corp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Oritani Financial Corp. and related notes included elsewhere in this Annual Report.

	At June 30,
	2007	2006	2005	2004	2003
					(Unaudited)
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,194,443	$1,031,421	$1,051,702	$1,037,991	$1,003,047
Loans, net	758,542	643,064	493,554	383,799	340,967
Securities available for sale, at market value	35,443	10,499	60,924	61,347	62,070
Securities held to maturity	5,415	13,415	25,500	31,500	24,498
Mortgage-backed securities held to maturity	217,406	274,695	372,104	477,712	398,024
Mortgage-backed securities available for sale, at market value	38,793	17,426	25,659	44,869	138,750
Bank owned life insurance	25,364	24,381	18,988	—	—
Federal Home Loan Bank of New York stock, at cost	10,619	9,367	9,088	7,953	6,250
Accrued interest receivable	4,973	3,910	3,405	3,189	3,407
Investments in real estate joint ventures, net	6,200	6,233	5,438	5,922	3,407
Real estate held for investment	2,492	2,223	1,425	1,535	621
Deposits	695,757	688,646	702,980	728,111	733,196
Borrowings	196,661	169,780	182,129	155,332	125,373
Stockholders’ equity	272,570	150,135	141,796	132,355	124,491
Selected Operating Data:
Interest income	$63,349	$51,276	$46,439	$43,714	$49,317
Interest expense	32,829	23,522	18,349	17,266	20,870

Net interest income	30,520	27,754	28,090	26,448	28,447
Provision for loan losses	1,210	1,500	800	737	(1,100)

Net interest income after provision for loan losses	29,310	26,254	27,290	25,711	29,547
Other income	5,309	4,560	1,663	2,914	2,890
Other expense	25,249	17,524	14,800	12,874	15,461

Income before income tax expense	9,370	13,290	14,153	15,751	16,976
Income tax (benefit) expense	(1,664)	4,827	5,193	5,644	6,318

Net income	$11,034	$8,463	$8,960	$10,107	$10,658

	At or For the Years Ended June 30,
	2007	2006	2005	2004	2003
					(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	.94%	0.81%	0.86%	1.00%	1.11%
Return on equity (ratio of net income to average equity)	5.48%	5.77%	6.51%	7.87%	8.88%
Average interest rate spread (1)	2.29%	2.42%	2.54%	2.47%	2.75%
Net interest margin (2)	2.78%	2.77%	2.80%	2.70%	3.05%
Efficiency ratio (3)	70.47%	54.23%	49.74%	43.85%	49.34%
Non-interest expense to average total assets	2.14%	1.68%	1.43%	1.27%	1.61%
Average interest-earning assets to average interest-bearing liabilities	117.00%	115.05%	114.42%	113.22%	113.64%
Asset Quality Ratios:
Non-performing assets to total assets	—%	0.04%	0.02%	0.08%	0.04%
Non-performing loans to total loans	—%	0.07%	0.04%	0.23%	0.13%
Allowance for loan losses to total loans	1.15%	1.18%	1.23%	1.38%	1.34%
Capital Ratios:
Total capital (to risk-weighted assets)	34.87%	26.98%	30.80%	34.84%	35.49%
Tier I capital (to risk-weighted assets)	33.77%	25.73%	29.55%	33.64%	34.29%
Tier I capital (to average assets)	23.10%	14.39%	13.62%	12.83%	11.97%
Other Data:
Number of full service offices	19	19	21	21	20
Full time equivalent employees	144	143	138	133	139

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are discussed below:

Continuing to focus on multi-family and commercial real estate lending. Our primary business focus over the past three years has been the origination of multi-family and commercial real estate loans. We have focused on this type of lending because the interest rates earned for such loans are higher than the prevailing rates for residential loans, resulting in greater interest income potential. We are also able to generate significantly higher fee income on such loans. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multi-family and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to treasury rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. Fixed-rate self-amortizing loans are generally only offered for loan amounts of $1.5 million or less. Finally, although multi-family and commercial real estate loans are also generally perceived within the industry to carry a greater amount of credit risk than residential loans, management believes that they have mitigated much of this credit through the underwriting process. While we have expanded our involvement in these loans over the past few years, we have been involved in multi-family lending for over thirty years. Over the past five years, we have assembled a department exclusively devoted to the origination and administration of multi-family and commercial real estate loans. There are presently five loan officers in the department as well as support staff. While our actual origination volume will depend upon market conditions, we intend to continue our emphasis on multi-family and commercial real estate loans.

Increasing the origination of second mortgage loans, thereby improving our interest rate risk profile. Fixed-rate second mortgage loans we offer have amortization terms of 5, 10, 15 or 20 years and the most popular term is 10 years. All of these loans require significant principal amortization each month. Since the principal received can be redeployed by us at then current market rates, the interest rate risk on such loans is minimized. Home equity lines of credit, which are included in second mortgage loan category, also have minimal interest rate risk because they adjust monthly based on the prime rate. We have historically had steady originations of these types of loans, primarily relying on newspaper advertisements and existing customers for their originations. We intend to expand our originations of these types of loans because management feels that the risk reward profile is favorable.

Supporting the expansion of our branch network through de novo branching. We have been seeking desirable branch locations within our existing footprint and contiguous neighborhoods. We have had market studies performed and identified specific areas for targeted expansion. We most recently opened a new branch in February 2004. Since that time we have closed two branches. In both of these instances, we had superior nearby locations and were able to transfer the vast majority of our deposits at the former locations to the nearby branches. We currently do not intend to close any additional branches. Conversely, it is our intention to expand our branch locations by opening de novo branch offices. Oritani Financial Corp. has received approval for development of a parcel of land in Emerson, New Jersey as a de novo branch location. We are also pursuing an additional Bergen County location for a de novo branch location. We also intend to continue to improve our existing facilities.

Increasing core deposits. Our total deposits have generally decreased since 2003. Although our total deposits increased in 2007 from 2006, our total deposits since 2003 have decreased $37.4 million. In an attempt to increase deposits, we have designed a number of products that are expected to increase core deposits and appeal to a younger customer base. In addition, we have invested in additional training for our branch personnel and will implement an improved branch incentive compensation program. The desired result of these objectives is to offer more competitive deposit products, better position the branch personnel to sell our products and to increase our core deposit level.

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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at June 30, 2007 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

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

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total Assets. Total assets increased $163.0 million, or 15.8%, to $1.19 billion at June 30, 2007, from $1.03 billion at June 30, 2006. The increase is primarily due to the increase in capital from the stock offering as well as increased borrowings. These funds were primarily deployed in loans and fed funds.

Cash And Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $56.3 million to $63.5 million at June 30, 2007, from $7.3 million at June 30, 2006. Over the year, the Company’s principal focus was on loan originations. The majority of the remaining available funds were invested in fed funds and short term investments. As described below under “interest income” and “net interest income,” the Company has maintained high balances in this category primarily due to the inverted yield curve.

Loans, net. The largest asset increase occurred in loans, net. Loans, net increased $115.5 million, or 18.0%, to $758.5 million at June 30, 2007, from $643.1 million at June 30, 2006. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the twelve months ended June 30, 2007 totaled $214.0 million and an additional $7.0 million of loans were purchased.

Securities Held to Maturity. Securities held to maturity decreased $8.0 million, or 59.6%, to $5.4 million at June 30, 2007, from $13.4 million at June 30, 2006. The decrease was due to maturities partially offset by purchases of $5.0 million.

Securities Available For Sale. Securities available for sale increased $24.9 million to $35.4 million at June 30, 2007, from $10.5 million at June 30, 2006. The increase was due to purchases of $35.0 million partially offset by maturities, calls and amortization.

Mortgage Backed Securities Held to Maturity. Mortgage backed securities held to maturity decreased $57.3 million, or 20.9%, to $217.4 million at June 30, 2007, from $274.7 million at June 30, 2006. The decrease was due to prepayments and principal amortization partially offset by purchases of $4.9 million.

Mortgage Backed Securities Available For Sale. Mortgage backed securities available for sale increased $21.4 million to $38.8 million at June 30, 2007, from $17.4 million at June 30, 2006. The increase was due to purchases of $27.0 million partially offset by prepayments and principal amortization.

Federal Home Loan Bank of New York (“FHLB-NY”) stock. FHLB-NY stock increased $1.3 million, or 13.4%, to $10.6 million at June 30, 2007, from $9.4 million at June 30, 2006. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Office properties and equipment, net. Office properties and equipment, net decreased $1.8 million, or 17.8%, to $8.4 million at June 30, 2007, from $10.2 million at June 30, 2006. This decrease is primarily due to the sale of the Company’s former headquarters which decreased office properties and equipment, net by $1.5 million.

Other Assets. Other assets increased, to $17.3 million at June 30, 2007 from $8.8 million at June 30, 2006. The majority of this increase is due to the reversal of a deferred tax asset valuation allowance. Additional details regarding the transition are discussed in the “Comparison of Operating Results for Fiscal Years Ended June 30, 2007 and 2006.”

Deposits. Deposits increased $7.1 million, or 1.0%, to $695.8 million at June 30, 2007, from $688.6 million at June 30, 2006. Deposit growth has been difficult, but results for the current fiscal year have reversed a recent trend of deposit erosion.

Borrowings. Borrowings increased $26.9 million, or 15.8%, to $196.7 million at June 30, 2007, from $169.8 million at June 30, 2006. The Company committed to various advances from the FHLB-NY over the period with terms considered to be favorable.

Stockholders’ equity. Stockholders’ equity increased $122.4 million, or 81.5%, to $272.6 million at June 30, 2007, from $150.1 million at June 30, 2006. The net proceeds from the stock offering, after deductions for the unallocated stock held by the ESOP, were $112.3 million. The balance of the increase is primarily due to net income for the period.

Comparison of Operating Results for the Years Ended June 30, 2007 and June 30, 2006

Net Income. Net income increased $2.6 million, or 30.4%, to $11.0 million for the twelve months ended June 30, 2007, versus $8.5 million for the corresponding 2006 period. There were several non-recurring items that affected the Company’s results of operations in 2007. Earnings were negatively impacted due to a $9.1 million pre-tax charitable contribution to the OritaniSavingsBank Charitable Foundation. This contribution occurred in conjunction with the Company’s initial public offering. Earnings were positively impacted by three other non-recurring items:

1) The reversal of a previously established deferred tax asset valuation allowance. During the quarter ended June 30, 2007, the Company decided to liquidate one of its subsidiaries. The liquidation of this subsidiary will result in an increase in future New Jersey State taxable income at its Bank subsidiary. The Company had previously established a valuation allowance for New Jersey net operating loss carryforwards incurred at its Bank subsidiary. Due to the expected utilization of the loss carryforwards in the foreseeable future the related valuation allowance of $3.2 million was reversed.

2) The reinvestment of the proceeds related to the subscription stock offering, including oversubscriptions. Such funds were invested in short term investments and the difference between the interest earned and the interest paid positively impacted earnings.

3) The recognition of a pre-tax gain of $514,000 regarding the previous transfer of the Company’s former headquarters in Hackensack, NJ. This transaction is discussed further in “Other Income.”

Total interest income. For the twelve months ended June 30, 2007, total interest income increased by $12.1 million, or 23.5%, to $63.3 million, from $51.3 million for the twelve months ended June 30, 2006. The largest increase was in interest on mortgage loans while interest on most investment related categories decreased. Interest on mortgage loans increased by $8.1 million, or 22.3%, to $44.3 million for the twelve months ended June 30, 2007, from $36.2 million for the twelve months ended June 30, 2006. The average balance of the loan portfolio increased $70.8 million and the yield on the portfolio increased 57 basis points. The market rate for new originations allowed the Company to increase the overall yield on the portfolio. Interest on the captions of securities HTM, securities AFS, MBS HTM and MBS AFS decreased by $2.8 million, or 18.5%, to $12.2 million for the twelve months ended June 30, 2007, from $15.0 million for the twelve months ended June 30, 2006. The decrease was due to a decrease in the combined average balance of $80.7 million partially offset by an increase in yield. Interest on federal funds sold and short term investments increased to $6.8 million for the twelve months ended June 30, 2007, from $82,000 for the twelve months ended June 30, 2006. The increase is related to a $125.3 million increase in the average balance and an increase in yield of 102 basis points. The increase in the average balance of fed funds sold and short term investments is primarily attributable to proceeds from the stock offering. The Company has maintained relatively high balances in liquid investments as the available returns on longer lived assets have, thus far, been deemed insufficient to justify significant investment.

Interest Expense. Total interest expense increased by $9.3 million, or 39.6%, to $32.8 million for the twelve months ended June 30, 2007, from $23.5 million for the corresponding 2006 period. Interest expense on deposits and stock subscription proceeds increased by $7.2 million, or 43.7%, to $23.7 million for the twelve months ended June 30, 2007, from $16.5 million for the corresponding 2006 period. The 2007 results for this caption include $517,000 of interest paid on stock subscription proceeds. The average balance of deposits increased $49.0 million and the cost increased 81 basis points. The vast majority of the increase in the average balance of deposits was due to stock subscription proceeds, which had an average balance of $48.4 million for the year. Interest expense on borrowings increased by $2.1 million, or 29.9%, to $9.1 million for the twelve months ended June 30, 2007, from $7.0 million for the twelve months ended June 30, 2006. The average balance of borrowings increased $35.2 million and the cost increased 33 basis points. Interest expense continues to be affected by the current interest rate environment. Short term rates have increased, and the Bank has increased rates on deposit products in order to minimize outflows and attract new deposit accounts. Borrowings have increased in order to fund asset growth.

Net interest income. Net interest income increased by $2.8 million, or 10.0%, to $30.5 million for the twelve months ended June 30, 2007, from $27.8 million for the twelve months ended June 30, 2006. Net interest income was negatively impacted by the current interest rate environment. Typically, the Company’s interest income is influenced by longer term interest rates while the Company’s interest expense is influenced by shorter term interest rates. The interest rate yield curve remained inverted for the majority of the fiscal year, meaning that short term market interest rates were higher than long term rates. This unusual situation has persisted and negatively impacted the Company’s ability to maximize the spread between its interest-earning assets and interest-bearing liabilities, which ultimately impacts profitability. Although the inverted yield curve has been recently somewhat mitigated, overnight rates continue to be higher than long term rates. The Company has offset some of the effect of the inverted yield curve by redeploying the cash flows from its investment security and MBS portfolios into higher yielding loans. The effect of the inverted yield curve has been further negated due to the Company’s ability to redeploy the funds from the subscription and stock offering into short term investments and realize a positive spread as compared to the interest expense paid on these funds. The capital raised from the stock offering also positively impacted the Company’s net interest margin as these funds do not generate a related interest expense. Because of the inverted yield curve, the Company has maintained relatively high balances in short term liquid assets. The returns on such assets have been only slightly less than the available returns on longer term assets, with significantly less interest rate risk. Longer term rates have increased at various times over the past four months and the Company has used those periods as opportunities to deploy limited funds in longer term investments.

Provision for Loan Losses. The Company recorded provisions for loan losses of $1.2 million for the twelve months ended June 30, 2007 as compared to $1.5 million for the twelve months ended June 30, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The primary reason for the decrease in the provision for the year ending June 30, 2007, as compared to the prior year, was a decrease in the amount of loan growth. Loans, net increased $115.5 million during the twelve months ended June 30, 2007 and $149.5 million during the twelve months ended June 30, 2006.

Other Income. Other income increased by $749,000, or 16.4%, to $5.3 million for the twelve months ended June 30, 2007, from $4.6 million for the twelve months ended June 30, 2006. The 2006 period includes a $799,000 gain on the sale of a former branch building and also includes an impairment charge of $355,000 recognized on an investment that we considered to be other than temporarily impaired. The 2007 period includes a $514,000 gain regarding the transfer of the Company’s former headquarters in Hackensack, NJ. Although this asset was sold in December, 2005 the Company could not account for the transaction as a sale due to the Company’s continuing involvement with the sold property in the form of a non-recourse note. The subsequent sale of the non-recourse note during the March 31, 2007 quarter permitted the Company to utilize sale/leaseback accounting in accordance with FASB Statement No. 98, causing a portion of the gain to be recognized. The transaction was previously accounted for as a finance obligation. Income from investments in real estate joint ventures and real estate operations, net increased $271,000 for the twelve months ended June 30, 2007 versus the corresponding 2006 period. The income reported in this caption is dependent upon the operations of various properties and is subject to fluctuation. The 2007 period also included a $113,000 increase in income on bank-owned life insurance and a $219,000 increase in the “other” caption within other income. The increase in this caption was primarily due to float earnings on the oversubscription funds returned to subscribers.

Operating Expenses. Operating expenses increased by $7.7 million, or 44.1%, to $25.2 million for the twelve months ended June 30, 2007, from $17.5 million for the twelve months ended June 30, 2006. The primary reason for the increase was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation. This contribution was executed in conjunction with the stock offering and was detailed in the Company’s prospectus. Compensation, payroll taxes and fringe benefits decreased by $1.0 million, or 8.3%, to $11.2 million for the twelve months ended June 30, 2007, from $12.2 million for the twelve months ended June 30, 2006. The 2006 expenses in this caption were higher due to costs associated with the Company’s retirement plans, particularly the Company’s defined benefit pension plan. The decreased retirement plan expenses were partially offset by normal increases in compensation. Office occupancy and equipment expense decreased by $445,000, or 22.0%, to $1.6 million for the twelve months ended June 30, 2007, from $2.0 million for the twelve months ended June 30, 2006. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses, and snow removal expenses. The decreased real estate tax expense was primarily due to successful appeals of assessed values.

Income Taxes. For the twelve months ended June 30, 2007, income tax benefit of $1.7 million was recognized against pre-tax income of $9.4 million. The tax benefit was due to the $3.2 million valuation allowance reversal discussed under “Net Income,” as well as a decreased effective tax rate. The contribution to OritaniSavingsBank

Charitable Foundation resulted in a decrease in the effective tax rate for 2007. For the twelve months ended June 30, 2006, income tax expense of $4.8 million was recorded against pre-tax income of $13.3 million.

Comparison of Operating Results for the Years Ended June 30, 2006 and June 30, 2005

Net Income. Net income decreased $498,000, or 5.6%, to $8.5 million for the year ended June 30, 2006 versus $9.0 million for the year ended June 30, 2005. The primary reasons for the decrease were higher operating expenses and provisions for loan losses in 2006, partially offset by increased other income.

Total Interest Income. Total interest income increased $4.8 million, or 10.4%, to $51.3 million for the year ended June 30, 2006 versus $46.4 million for the year ended June 30, 2005. The primary factor contributing to this increase was interest income on mortgage loans. Interest income on loans increased $9.9 million, or 37.4%, in fiscal 2006, due to a $167.1 million increase in the average balance of loans as well as a 3 basis point increase in the average yield. The increase in the average balance was due to originations of $232.9 million, partially offset by principal amortizations and prepayments of $88.1 million. The increase in interest on mortgage loans was partially offset by decreases in interest on securities available for sale, mortgage backed securities held to maturity, and mortgage backed securities available for sale, as the average balance of these assets decreased $158.7 million from June 30, 2005 to June 30, 2006.

Interest Expense. Interest expense increased $5.2 million, or 28.2%, to $23.5 million for the year ended June 30, 2006 versus $18.3 million for the prior year period. The majority of the increase, or $4.5 million, was attributable to interest expense on deposits resulting from higher market interest rates. The average cost of deposits increased 68 basis points from June 30, 2005 to June 30, 2006, offset partially by a decrease in average balance of $15.1 million. Additionally, interest expense on borrowings increased due to a $10.4 million increase in the average balance and an 18 basis point increase in cost.

Provision for Loan Losses. Provision for loan losses increased $700,000, or 87.5%, to $1.5 million for the year ended June 30, 2006 compared to $800,000 for the prior year period. The increase in our allowance for loan losses reflected the overall growth of our loan portfolio, especially the increased origination in our commercial real estate and multi-family portfolio.

Other Income. Other income increased $2.9 million, or 174.2%, to $4.6 million for the year ended June 30, 2006 versus $1.7 million for the year ended June 30, 2005. The primary reason for this increase was that in fiscal 2005 we recognized an impairment charge of $1.2 million regarding an investment which was considered as other than temporarily impaired as compared to an impairment charge of $355,000 during fiscal 2006. Additionally, in fiscal 2006, we recognized a one-time gain of $799,000 on the sale of a former branch building. Further, we realized an increase of $608,000 in bank owned life insurance for the year ended June 30, 2006. This increase was primarily due to the increase in average balance of our bank owned life insurance contracts during 2006 as compared to 2005, when we had the contracts on our books for only a partial year.

Total Operating Expenses. Total operating expenses increased $2.7 million, or 18.4%, to $17.5 million for the year ended June 30, 2006 from $14.8 million for the year ended June 30, 2005. The increase resulted primarily from an increase of $2.7 million, or 27.8%, to $12.2 million for the year ended June 30, 2006 from $9.6 million for the year ended June 30, 2005, in compensation, payroll taxes and fringe benefits, resulting from increased payroll costs and expenses for retirement and other benefit plans. Most significantly, the expenses associated with Oritani Savings Bank’s Defined Benefit Pension Plan increased to $2.7 million for the year ended June 30, 2006 from $806,000 for the year ended June 30, 2005 due to the increased contribution by Oritani Savings Bank to this pension plan in 2006.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended June 30,
	2007			2006			2005
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net	$693,902	$44,278	6.38%	$623,120	$36,196	5.81%	$455,972	$26,339	5.78%
Securities available for sale at market value	15,789	868	5.50	24,728	1,087	4.40	61,283	1,834	2.99
Securities held to maturity	19,093	1,073	5.62	21,160	1,026	4.85	26,000	946	3.64
Mortgage-backed securities available for sale at market value	16,147	813	5.03	20,811	959	4.61	33,865	1,418	4.19
Mortgage-backed securities held to maturity	245,625	9,475	3.86	310,620	11,926	3.84	419,752	15,783	3.76
Federal Funds sold and short term investments	127,215	6,842	5.38	1,881	82	4.36	5,291	119	2.25

Total interest-earning assets	1,117,771	63,349	5.67	1,002,320	51,276	5.12	1,002,163	46,439	4.63%

Non-interest-earning assets	62,293			37,767			34,544

Total assets	$1,180,064			$1,040,087			$1,036,707

Interest-bearing liabilities:
Savings accounts	$211,397	3,093	1.46%	$196,386	2,382	1.21%	$227,811	2,536	1.11%
Money market deposit accounts	32,673	1,195	3.66	20,771	710	3.42	25,075	542	2.16
NOW accounts	75,153	868	1.15	82,980	687	0.83	70,486	342	0.49
Time deposits	425,563	18,526	4.35	395,673	12,703	3.21	387,562	8,608	2.22

Total deposits	744,786	23,682	3.18	695,810	16,482	2.37	710,934	12,028	1.69
Borrowings	210,598	9,147	4.34	175,395	7,040	4.01	164,963	6,321	3.83

Total interest-bearing liabilities	955,384	32,829	3.44%	871,205	23,522	2.70%	875,897	18,349	2.09%

Non-interest-bearing liabilities	23,319			22,221			23,173

Total liabilities	978,703			893,426			899,070
Stockholders’ Equity	201,361			146,661			137,637

Total liabilities and Stockholders’ Equity	$1,180,064			$1,040,087			$1,036,707

Net interest income		$30,520			$27,754			$28,090

Net interest rate spread(1)			2.23%			2.42%			2.54%

Net interest-earning assets(2)	$162,387			$131,115			$126,266

Net interest margin(3)			2.73%			2.77%			2.80%

Ratio of interest-earning assets to interest-bearing liabilities			117.00%			115.05%			114.42%

(1)	Average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which can not be segregated have been allocated to volume.

	Years Ended June 30, 2007 vs. 2006			Years Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans, net	$4,112	$3,970	$8,082	$9,655	$202	$9,857
Securities available for sale	(393)	174	(219)	(1,094)	347	(747)
Securities held to maturity	(100)	147	47	(176)	256	80
Mortgage-backed securities available for sale	(215)	69	(146)	(547)	88	(459)
Mortgage-backed securities held to maturity	(2,495)	44	(2,451)	(4,103)	246	(3,857)
Federal Funds sold and short term investments	5,464	1,296	6,760	(77)	40	(37)

Total interest-earning assets	6,373	5,700	12,073	3,658	1,179	4,837

Interest-bearing liabilities:
Savings accounts	182	529	711	(350)	196	(154)
Money market	407	78	485	(93)	261	168
NOW accounts	(65)	246	181	61	284	345
Time deposits	960	4,863	5,823	180	3,915	4,095

Total deposits	1,484	5,716	7,200	(202)	4,656	4,454
Borrowings	1,413	694	2,107	400	319	719

Total interest-bearing liabilities	2,897	6,410	9,307	198	4,975	5,173

Change in net interest income	$3,476	$(710)	$2,766	$3,460	$(3,796)	$(336)

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Savings Bank has established an Asset/Liability Management Committee, comprised of its President, Senior Vice President, Senior Vice President-Chief Financial Officer, Senior Vice President-Commercial Lending, Vice President-Mortgage Lending and Vice President-Branch Administration, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports to the Board on a quarterly basis.

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

The table below sets forth, as of June 30, 2007, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) (basis points)
		Amount	Percent
	(Dollars in thousands)
+300	$203,002	$(84,523)	(29.4)%	19.02%	(550)
+200	236,055	(51,470)	(17.9)	21.39	(314)
+100	265,515	(22,010)	(7.7)	23.3	(123)
0	287,525	—	—	24.53	—
-100	305,870	18,345	6.4	25.39	86

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 7.7% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17.9% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. We seek to maintain a liquidity ratio of 2.0% of deposits or greater. For the fiscal year ended June 30, 2007, our liquidity ratio averaged 18.1%.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $63.5 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $74.2 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow a total of $79.6 million through a line of credit with the Federal Home Loan Bank of New York, and also had the ability to borrow additional funds from the Federal Home Loan Bank of New York by pledging securities. The book value of unencumbered securities available to pledge at June 30, 2007 was $62.5 million. These amounts are in addition to the amounts outstanding at June 30, 2007. On that date, we had $196.7 million in advances outstanding.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2007, we had $48.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $66.1 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2007 totaled $383.3 million, or 55.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2007, we originated $241.4 million of loans, purchased $7.0 million of loans, and purchased $71.9 million of securities. During the year ended June 30, 2006, we originated $232.9 million of loans, purchased $5.5 million of loans, and did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $7.1 million versus a net decrease of $14.3 million for the fiscal years ended June 30, 2007 and 2006, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of New York, which provide an additional source of funds. Federal Home Loan Bank advances reflected a net increase of $26.9 million and a net decrease of $12.8 million during the fiscal years ended June 30, 2007 and 2006, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand and provide longer-term sources of funding.

Oritani Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, Oritani Savings Bank exceeded all regulatory capital requirements. Oritani Savings Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. The initial level of liquidity provided by the stock offering has been reduced over the year as they were deployed for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been, and will continue to be, enhanced by the net proceeds from the stock offering, primarily be positively impacting net interest-earning assets and net income. However, due to the increased equity resulting from the net proceeds raised in the stock offering, return on equity has been, and will continue to be, negatively impacted by the stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note 3, “Loans,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years		Three to Five Years		More than Five Years		Total
	(In thousands)
Federal Home Loan Bank advances	$5,000		$—		$31,279		$160,000	$196,279
Operating leases	194		404		372		335	1,305

Total	$5,194		$404		$31,651		$160,335	$197,584

Commitments to extend credit	$48,769	$		$		$		$48,769

Unadvanced construction loans	$42,720	$		$		$		$42,720

Unused lines of credit	$23,435	$		$		$		$23,435

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk, see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principle Executive Officer and Principle Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principle Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Certain Related Persons” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at June 30, 2007 and 2006

(C)	Consolidated Statements of Income - Years ended June 30, 2007, 2006 and 2005

(D)	Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2007, 2006 and 2005

(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2007, 2006 and 2005

(F)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Oritani Financial Corp.

Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

September 25, 2007

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Balance Sheets

June 30, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Assets
Cash on hand and in banks	$7,823	$7,274
Federal funds sold and short term investments	55,703	—

Cash and cash equivalents (note 3)	63,526	7,274
Loans, net (notes 4 and 5)	758,542	643,064
Securities held to maturity, estimated market value of $5,347 and $13,186 at June 30, 2007 and 2006, respectively (notes 6 and 12)	5,415	13,415
Securities available for sale, at market value (notes 7 and 12)	35,443	10,499
Mortgage-backed securities held to maturity, estimated market value of $210,505 and $262,323 at June 30, 2007 and 2006, respectively (notes 6 and 12)	217,406	274,695
Mortgage-backed securities available for sale, at market value (notes 7 and 12)	38,793	17,426
Bank Owned Life Insurance (at cash surrender value)	25,365	24,381
Federal Home Loan Bank of New York stock, at cost	10,619	9,367
Accrued interest receivable (note 8)	4,973	3,910
Investments in real estate joint ventures, net	6,200	6,233
Real estate held for investment	2,492	2,223
Office properties and equipment, net (note 9)	8,361	10,171
Other assets (note 11)	17,308	8,763

Total assets	$1,194,443	$1,031,421

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 10)	$695,757	$688,646
Borrowings (note 12)	196,661	169,780
Advance payments by borrowers for taxes and insurance	5,684	5,107
Accrued taxes payable	1,463	439
Official checks outstanding	5,050	4,248
Other liabilities (note 13)	17,258	13,065

Total liabilities	921,873	881,285

Stockholders’ Equity (note 15):
Preferred stock, $0.01 par value; 10,000,000 shares authorized - none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued and outstanding at June 30, 2007, and 40,000,000 shares authorized; 1,000 issued and outstanding at June 30, 2006	130	—
Additional paid-in capital	127,710	—
Unallocated common stock held by employee stock ownership plan	(15,499)	—
Retained income (note 11)	161,300	150,266
Accumulated other comprehensive loss, net of tax	(1,071)	(130)

Total stockholders’ equity	272,570	150,136
Commitments and contingencies (notes 4 and 14)

Total liabilities and stockholders’ equity	$1,194,443	$1,031,421

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Income

Years ended June 30, 2007, 2006 and 2005

	2007	2006		2005
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$44,278		$36,196		$26,338
Interest on securities held to maturity	1,073		1,026		946
Interest on securities available for sale	868		1,087		1,834
Interest on mortgage-backed securities held to maturity	9,475		11,926		15,783
Interest on mortgage-backed securities available for sale	813		959		1,418
Interest on federal funds sold and short term investments	6,842		82		119

Total interest income	63,349		51,276		46,438

Interest expense:
Deposits and stock subscription proceeds (note 10)	23,682		16,482		12,028
Borrowings (note 12)	9,147		7,040		6,321

Total interest expense	32,829		23,522		18,349

Net interest income before provision for losses on loans	30,520		27,754		28,089
Provision for loan losses (note 5)	1,210		1,500		800

Net interest income	29,310		26,254		27,289

Other income:
Service charges	1,119		1,043		867
Real estate operations, net	1,205		1,011		965
Income from investments in real estate joint ventures	1,084		1,007		663
BOLI income	984		870		262
Net loss on sale and write down of securities	—		(355)		(1,214)
Gain on sale of fixed assets	514		799		—
Other income	403		185		120

Total other income	5,309		4,560		1,663

Operating expenses:
Compensation, payroll taxes and fringe benefits (note 13)	11,213		12,233		9,575
Advertising	510		394		374
Office occupancy and equipment expense (notes 9 and 14)	1,575		2,020		2,069
Data processing service fees	1,031		1,085		1,061
Federal insurance premiums	93		93		107
Telephone, Stationary, Postage and Supplies	398		391		417
Insurance, Legal, Audit and Accounting	779		550		521
Contribution to charitable foundation (note 2)	9,110		—		—
Other expenses	540		758		675

Total operating expenses	25,249		17,524		14,799

Income before income tax expense	9,370		13,290		14,153
Income tax (benefit) expense (note 11)	(1,664)		4,827		5,193

Net income	$11,034		$8,463		$8,960

Earnings per share-basic and diluted (from January 23, 2007 to June 30, 2007) (note 19)	$0.15	$	n/a	$	n/a

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consoldiated Statements of Stockholders’ Equity

Years ended June 30, 2007, 2006 and 2005

	Common Stock	Additional paid-in capital	Un-allocated common stock held by ESOP	Retained income	Accumu-lated other compre-hensive (loss) net of tax	Total stock-holders’ equity
Balance at June 30, 2004	$—	$—	$—	$132,843	$(488)	$132,355
Comprehensive income:
Net income	—	—	—	8,960	—	8,960
Unrealized holding loss on securities available for sale arising during year, net of tax of $361	—	—	—	—	669	669
Change in minimum pension liability, net of tax benefit of $101	—	—	—	—	(188)	(188)

Total comprehensive income						9,441

Balance at June 30, 2005	$—	$—	$—	$141,803	$(7)	$141,796
Comprehensive income:
Net income	—	—	—	8,463	—	8,463
Unrealized holding loss on securities available for sale arising during year, net of tax benefit of $152	—	—	—	—	(286)	(286)
Change in minimum pension liability, net of tax of $88	—	—	—	—	163	163

Total comprehensive income						8,340

Balance at June 30, 2006	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	11,034	—	11,034
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	3	3
Change in minimum pension liability, net of tax of $55	—	—	—	—	132	132

Total comprehensive income						11,169

Sale of 12,976,686 shares of common stock in the initial public offering and issuance of 27,575,476 shares to the mutual holding company	130	127,500	—	—	—	127,630
Purchase of common stock by the ESOP	—	—	(15,896)	—	—	(15,896)
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $717	—	—	—	—	(1,076)	(1,076)

ESOP shares allocated or committed to be released	—	210	397	—	—	607

Balance at June 30, 2007	$130	$127,710	$(15,499)	$161,300	$(1,071)	$272,570

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,034	$8,463	$8,960
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	8,110	—	—
ESOP shares allocated or committed to be released	607	—	—
Depreciation of premises and equipment	718	763	669
Amortization and accretion (premiums and discounts), net	463	729	1,095
Provision for losses on loans	1,210	1,500	800
Amortization and accretion (deferred loan fees), net	(702)	(685)	(420)
Deferred taxes	(9,159)	(755)	(937)
Loss on sale of or writedown of securities	—	355	1,214
Gain on sale of fixed assets	(514)	(799)	—
Increase in cash surrender value of bank owned life insurance	(984)	(870)	(262)
Income from real estate held for investment	(708)	(605)	(586)
Income from real estate joint ventures	(1,084)	(1,007)	(663)
Increase in accrued interest receivable	(1,063)	(505)	(216)
(Increase) decrease in other assets	(331)	(970)	217
Increase (decrease) in other liabilities	5,576	(2,084)	1,344

Net cash provided by operating activities	13,173	3,530	11,215

Cash flows from investing activities:
Net increase in loans receivable	(109,026)	(144,829)	(103,386)
Purchase of mortgage loans	(6,960)	(5,497)	(6,749)
Purchase of securities held to maturity	(5,000)	—	—
Purchase of securities available for sale	(35,000)	—	—
Purchase of mortgage-backed securities held to maturity	(4,886)	—	(25,959)
Purchase of mortgage-backed securities available for sale	(27,023)	—	—
Purchase of Federal Home Loan Bank of New York stock	(1,252)	(279)	(1,135)
Principal payments on mortgage-backed securities held to maturity	61,735	96,713	127,180
Principal payments on mortgage-backed securities available for sale	5,692	7,832	15,197
Proceeds from calls and maturities of securities held to maturity	13,000	12,085	6,000
Proceeds from calls and maturities of securities available for sale	10,000	50,000	—
Proceeds from sales of mortgage-backed securities held to maturity	—	—	3,346
Proceeds from sales of mortgage-backed securities available for sale	—	—	4,198
Purchase of Bank Owned Life Insurance	—	(4,523)	(18,726)
Additional investment in real estate held for investment	(238)	(875)	—
Distributions received from real estate held for investment	585	639	815
Additional investment in real estate joint ventures	(30)	(1,100)	(60)
Distributions received from real estate joint ventures	1,182	1,331	1,206
Purchase of fixed assets	(409)	(988)	(3,977)
Proceeds from sale of fixed assets	1,973	842	—

Net cash (used in) provided by investing activities	(95,657)	11,351	(2,050)

Cash flows from financing activities:
Net increase (decrease) in deposits	7,111	(14,334)	(25,131)
Net proceeds from sale of common stock	119,520	—	—
Purchase of common stock for ESOP	(15,896)	—	—
Increase in advance payments by borrowers for taxes and insurance	577	892	443
Proceeds from borrowed funds	113,400	101,633	40,000
Repayment of borrowed funds	(85,975)	(113,982)	(13,204)

Net cash provided by (used in) financing activities	138,737	(25,791)	2,108

Net increase (decrease) in cash and cash equivalents	56,253	(10,910)	11,273
Cash and cash equivalents at beginning of year	7,274	18,184	6,911

Cash and cash equivalents at end of year	$63,527	$7,274	$18,184

Supplemental cash flow information:
Cash paid during the year for:
Interest	$32,589	$23,591	$18,173
Income taxes	5,647	9,250	6,061
Non cash borrowing activity	(544)	—	—

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the Company), and its wholly owned subsidiaries, Oritani Savings Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Savings Bank, Oritani Financial Services, Inc. (inactive), Ormon LLC (Ormon), and Oritani Holding Company (liquidated), as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company provides a wide range of banking services to individual and some corporate customers in New Jersey. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

A substantial portion of the Company’s loans are secured by real estate in the New Jersey market. In addition, a substantial portion of real estate joint ventures and real estate owned are located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of real estate joint ventures and real estate owned are susceptible to changes in market conditions.

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual security deemed to be other than temporary is recognized as a loss in operations in the period in which such determination is made. In the ordinary course of business, securities are occasionally pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

Loans

Mortgages on real estate and other loans are stated at the outstanding principal amount of the loans, net of deferred loan fees/costs and the allowance for loan losses. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment to the loan’s yield, utilizing the level yield method, over the actual lives of the related loans. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status when they become delinquent 90 days or more as to principal or interest, or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist. Loans are generally charged off after an analysis is completed which indicates collectibility of principal and interest is in doubt.

The Company has defined the population of impaired loans to be all multifamily and commercial mortgage loans which are delinquent 90 days or more. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.

Consumer loans and any portion of residential real estate mortgage loans not adequately secured are generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management’s ongoing evaluation of nonperforming loans.

Allowance for Loan Losses

An allowance for loan losses is charged to operations based on management’s evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Real Estate Owned

Real estate owned acquired through foreclosure is carried at fair value, less estimated selling costs at the time of acquisition. Fair value is derived from independent appraisals. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. During the holding period, the property is periodically reviewed and the recorded value is adjusted through operations, if necessary, if the carrying value of the property exceeds the fair value, less estimated costs to sell.

Bank Owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the cash surrender value is included in other noninterest income.

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (FHLB), is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost.

Investments in Real Estate Joint Ventures, Net

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities.

Real Estate Held for Investment

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation.

Office Properties and Equipment

Office properties and equipment are carried at cost, less accumulated depreciation. Depreciation of office properties and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. The Company uses the following estimated useful lives for its office properties and equipment categories: land improvements – 15 years; building and major building improvements – 40 years; minor building improvements – 10 years and furniture and fixtures – 3 to 7 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvement.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Employee Benefit Plans

The Bank has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Bank participates in a multi-employer plan. Costs of the pension plan are based on the contribution required to be made to the program. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended.

The Bank has a 401(k) savings incentive plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors.

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock will be repaid from the Bank’s contributions over a period of up to 20 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares committed to be released to participants.

The Bank has a Supplemental Retirement Income Agreement (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to an executive officer of the Bank. The Bank also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The Bank provides post-retirement healthcare benefits to directors and certain retired employees. Accordingly, the Bank accrues the cost of retiree healthcare during the employee’s period of active service.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescriptions drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Bank has determined that the valuation of its benefit plans with post-retirement healthcare benefits has not been affected by the Act.

As discussed in Note 13, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of June 30, 2007. This statement requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end balance sheet and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet will be effective for the Company as of June 30, 2009.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

Comprehensive Income (loss)

Comprehensive income is divided into net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the consolidated statements of changes in equity.

Earnings Per Share

Basic earnings per share is computed by dividing income (from January 23, 2007 to June 30, 2007, the period during which the common stock was outstanding) available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Oritani Financial Corp., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of June 30, 2007, no dilutive securities were outstanding.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified in order to conform with the 2007 presentation.

Stock Offering

The Company completed its initial public stock offering on January 23, 2007. The Company sold 12,165,649 shares, or 30.0% of its outstanding common stock, to subscribers in the offering, including 1,589,644 shares purchased by the Oritani Savings Bank Employee Stock Ownership Plan (“ESOP”). Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent holds 27,575,476 shares, or 68.0% of the Company’s outstanding common stock. Additionally, the Bank contributed $1.0 million in cash, and the Company issued 811,037 shares of common stock, or 2.0% of the Company’s outstanding common stock, to the OritaniSavingsBank Charitable Foundation. This action resulted in a $9.1 million pre-tax expense recorded in the

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

quarter ended March 31, 2007. Proceeds from the offering, including the value of shares issued to the charitable foundation but net of expenses, were $127.6 million. Net deployable funds, after deducting for the ESOP shares and the total contribution to the charitable foundation, were $102.6 million. The Company contributed $59.7 million of the proceeds to Oritani Savings Bank. Stock oversubscription proceeds of $323.4 million were returned to subscribers.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

Loans

A comparative summary of loans at June 30, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)
First mortgage loans:
Partially guaranteed by V.A. or insured by F.H.A.	$13	56
Conventional one to four family	188,928	165,014
Multifamily and commercial real estate	451,131	379,208

Total first mortgage loans	640,072	544,278
Second mortgage and equity loans	65,240	66,198
Construction loans	62,704	38,722
Other loans	1,140	3,291

	769,156	652,489
Less:
Deferred fees, net	1,732	1,753
Allowance for loan losses	8,882	7,672

	$758,542	643,064

At June 30, 2007 and 2006, the Company had fixed-rate mortgage commitments of $23,925,000 and $9,341,000 respectively, and variable-rate mortgage commitments of $24,844,000 and $46,169,000, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2007 was 5.625% to 7.13%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

The Company grants residential real estate loans on single- and multifamily dwellings principally throughout the state of New Jersey and has previously purchased out-of-state residential mortgage pools. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Company’s control; the Company is therefore subject to risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for losses are provided for all known and inherent risks. Collateral and/or guarantees are required for all loans.

Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$7,672	6,172	5,372
Provisions charged to operation	1,210	1,500	800
Recoveries	—	—	—
Loans charged off	—	—	—

Balance at end of year	$8,882	7,672	6,172

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. There were no nonaccrual loans at June 30, 2007. The principal amount of nonaccrual loans at June 30, 2006 and 2005 were $458,000 and $191,000, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $25,000 and $12,000 for the years ended June 30, 2006, and 2005, respectively.

The Company has defined its population of loans considered to be impaired to be all multifamily and commercial mortgage loans that have been placed on nonaccrual status. There were no impaired loans at June 30, 2007 and 2005. There was one loan that met such definition as of June 30, 2006. This loan had a balance of $341,000, was collateral dependent and had an allocation in the allowance for loan losses of $34,000. Interest income recognized on this loan for the year ended June 30, 2006 was $4,000.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Securities and Mortgage-backed Securities Held to Maturity

The following is a comparative summary of securities and mortgage-backed securities held to maturity as of June 30, 2007 and 2006:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
2007:
Securities held to maturity
U.S. Government and federal agency obligations	$5,415	—	68	5,347

Mortgage-backed securities:
FHLMC	$31,365	22	1,058	30,329
FNMA	58,479	35	1,200	57,314
GNMA	8,895	46	34	8,907
CMO	118,667	—	4,712	113,955

	$217,406	103	7,004	210,505

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
2006:
Securities held to maturity
U.S. Government and federal agency obligations	$13,415	—	229	13,186

Mortgage-backed securities:
FHLMC	$38,549	8	1,842	36,715
FNMA	75,428	—	2,442	72,986
GNMA	13,902	—	205	13,697
CMO	146,816	—	7,891	138,925

	$274,695	8	12,380	262,323

The Company did not sell any mortgage-backed securities held to maturity during 2007 and 2006. Proceeds from the sale of securities held to maturity during 2005 were $3,346,000, resulting in gross gains and gross losses of $6,000 and $11,000, respectively. These securities had an amortized cost of $3,351,000. The held to maturity securities sold during 2005 were mortgage backed securities with 15% or less of their original purchased balances remaining.

At June 30, 2007, securities with a total par value and amortized cost of $5,415,000, were pledged as collateral for the Company’s line of credit with the Federal Reserve Bank of New York (FRB).

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Mortgage-backed securities are pledged to Federal Home Loan Bank of New York (FHLBNY) as collateral for advances (see note 12).

The amortized cost and estimated market value of securities held to maturity other than mortgage-backed securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated market value
	(In thousands)
Securities held to maturity
U.S. Government and federal agency obligations:
Due in one year or less	$2,415	2,393
Due after one year through five years	3,000	2,954

	$5,415	5,347

Mortgage-backed securities	$217,406	210,505

Gross unrealized losses on securities and mortgage-backed securities held to maturity and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006 are as follows:

	2007
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
Securities held to maturity
U.S. Government and federal agency obligations	$—	—	5,347	68	5,347	68

Mortgage-backed securities:
FHLMC	$244	4	24,434	1,054	24,678	1,058
FNMA	9,744	63	45,449	1,137	55,193	1,200
GNMA	118	1	2,844	33	2,962	34
CMO	4,856	44	109,098	4,668	113,954	4,712

	$14,962	112	181,825	6,892	196,787	7,004

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	2006
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Securities held to maturity
U.S. Government and federal agency obligations	$—	—	13,186	229	13,186	229

Mortgage-backed securities:
FHLMC	$8,219	181	28,086	1,661	36,305	1,842
FNMA	14,747	286	57,697	2,156	72,444	2,442
GNMA	7,885	44	5,545	161	13,430	205
CMO	5,210	140	133,715	7,751	138,925	7,891

	$36,061	651	225,043	11,729	261,104	12,380

The unrealized losses on debt securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the declines in market value are attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac. The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Securities and Mortgage-Backed Securities Available for Sale

The following is a comparative summary of securities and mortgage-backed securities available for sale as of June 30, 2007 and 2006:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
2007:
Securities available for sale
U.S. Government and federal agency obligations	$25,000	7	—	25,007
Corporate bonds	2,000	24	—	2,024
Mutual funds	8,429	—	17	8,412

	$35,429	31	17	35,443

Mortgage-backed securities:
FHLMC	$1,363	4	4	1,363
FNMA	5,891	45	18	5,918
GNMA	4,502	46	—	4,548
CMO	27,024	1	61	26,964

	$38,780	96	83	38,793

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
2006:
Securities available for sale
Corporate bonds	$2,000	70	—	2,070
Mutual funds	8,429	—	—	8,429

	$10,429	70	—	10,499

Mortgage-backed securities:
FHLMC	$2,031	2	7	2,026
FNMA	8,450	22	34	8,438
GNMA	6,991	2	31	6,962

	$17,472	26	72	17,426

The Company did not sell any mortgage-backed securities available for sale during 2007 and 2006. Proceeds from the sale of securities available for sale during 2005 were $4,198,000, resulting in gross gains and gross losses of $19,000 and $12,000, respectively. These securities had an amortized cost of $4,191,000.

The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. During 2006, the Company sold a majority of its investment in this mutual fund. Proceeds from the sale of the mutual fund during 2006 were $50,000,000. This security had a carrying amount of $50,355,000 (amortized cost of $51,571,000

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

offset by an impairment charge of $1,216,000 related to an other-than-temporary decline in market value recognized in fiscal 2005). Upon sale, the Company recognized the remaining loss of $355,000 during fiscal 2006.

The amortized cost and estimated market value of securities available for sale other than mutual funds and mortgage-backed securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated market value
	(In thousands)
Securities available for sale
Mutual fund	$8,429	8,412
U.S. Government and federal agency obligations and corporate bonds:
Due in one year or less	5,000	5,004
Due after five years through ten years	22,000	22,027

	$35,429	35,443

Mortgage-backed securities	$38,780	38,793

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006 are as follows:

	2007
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Securities available for sale:
Mutual funds	$8,412	17	—	—	8,412	17

Mortgage-backed securities:
FHLMC	$275	1	869	3	1,144	4
FNMA	1,510	18	—	—	1,510	18
CMO	23,230	61	—	—	23,230	61

	$25,015	80	869	3	25,884	83

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	2006
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Securities available for sale
Mortgage-backed securities:
FHLMC	$1,528	7	—	—	1,528	7
FNMA	3,965	26	641	8	4,606	34
CMO	4,341	16	904	15	5,245	31

	$9,834	49	1,545	23	11,379	72

The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)
Mortgage loans	$3,276	2,607
Mortgage-backed securities	983	1,077
Securities	714	226

	$4,973	3,910

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Office Properties and Equipment

At June 30, 2007 and 2006, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2007	2006
	(In thousands)
Cost:
Land	$2,618	3,358
Buildings	5,600	6,504
Land and building improvements	2,685	3,297
Leasehold improvements	629	627
Furniture and equipment	4,334	5,605
Construction in progress	83	347

	15,949	19,738
Less accumulated depreciation and amortization	7,588	9,567

	$8,361	10,171

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 amounted to $718,000, $763,000 and $669,000, respectively.

During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor. The asset was transferred in December, 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property. The Company leased back a portion of the premises and provided the buyer with non recourse financing. In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time. During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction. As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million. In accordance with this guidance, $514,000 of the gain on the sale was recognized and the remaining deferred gain of $519,000 will be recognized ratably over the remaining term of the lease. The Company had recorded the finance obligation as part of other borrowings which amounted to $467,616 at June 30, 2006 and was extinguished concurrent with the sale of the property subject to the sale/leaseback during the 2007 fiscal year.

In addition, during fiscal year 2006, the Company sold a former branch location resulting in a net gain before taxes of $799,420.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Deposits

Deposit balances at June 30, 2007 and 2006 are summarized as follows:

	2007		2006
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
NOW accounts	$75,510	1.12%	$77,266	1.06%
Money market deposit accounts	41,029	4.00	22,023	3.85
Savings accounts	156,670	1.56	181,907	1.18
Time deposits	422,548	4.75	407,450	3.94

	$695,757	3.59%	$688,646	2.88%

Interest expense on deposits for the years ended June 30, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
	(In thousands)
NOW accounts	$868	687	342
Money market deposit accounts	1,195	710	542
Savings accounts	2,575	2,382	2,536
Time deposits	18,526	12,703	8,608
Stock subscriptions	518	—	—

	$23,682	16,482	12,028

Time deposits at June 30, 2007 mature as follows (in thousands):

Year ending June 30:
2008	$383,285
2009	27,733
2010	6,306
2011	1,583
2012	3,641

$422,548

Included in time deposits at June 30, 2007 and 2006 is $96,868,000 and $79,243,000, respectively, of deposits of $100,000 and over. Individual deposits in excess of $100,000 are not insured by the FDIC.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Income Taxes

Income tax expense (benefit) for the years ended June 30, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(In thousands)
Current:
Federal	$6,833	5,104	5,914
State	662	478	216

Total current	7,495	5,582	6,130

Deferred:
Federal	(3,312)	(755)	(937)
State	(5,847)	—	—

Total deferred	(9,159)	(755)	(937)

Total income tax expense	$(1,664)	4,827	5,193

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)
Income before provision for income taxes	$9,370	13,290	14,153
Applicable statutory federal income tax rate	35%	35%	35%
Computed “expected” federal income tax expense	3,280	4,651	4,954
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	(3,370)	311	140
Bank owned life insurance	(344)	(304)	(92)
Contribution to charitable foundation	(1,533)	—	—
Other items, net	303	169	191

	$(1,664)	4,827	5,193

The effective tax rates for the years ended June 30, 2007, 2006 and 2005 were (17.76)%, 36.3% and 36.7%, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses per books	$3,628	2,748	2,149
Reserve for uncollected interest	—	16	22
Premises and equipment – differences in depreciation	659	881	890
Pension	3,317	2,281	1,557
Accrued/deferred compensation	1,255	1,064	870
Capital loss carry forward	37	40	535
Charitable contribution carry forward	5,074	—	—
Net operating loss carry forward	2,192	3,175	1,224
Prepaid AMA	169	207	150
ESOP shares allocated or committed to be released	162	—	—
Other	261	271	276

Total gross deferred tax assets	16,754	10,683	7,673
Less valuation reserve	552	4,361	2,228

Total deferred tax asset	16,202	6,322	5,445

Deferred tax liabilities:
Unrealized gain on securities available for sale	10	9	161
Deferred loan fees	103	85	40
Accrued dividends receivable	87	53	45

Total deferred tax liabilities	200	147	246

Net deferred tax asset	$16,002	6,175	5,199

Sources of deferred taxes for the years ended June 30, 2007, 2006 and 2005 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.

At June 30, 2007 and 2006, the Company has state net operating loss carryforwards of approximately $37,465,000 and $35,277,000, respectively, having expiration dates ranging from December 2010 through 2013. Based upon projections of future taxable income for the periods in which the temporary differences are expected to de deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

At June 30, 2007, the valuation allowance was $552,000 and relates to the stock contribution to the charitable foundation for which tax benefits are not more likely than not to be realized. At June 30, 2006, the valuation allowance was $4,361,000 and relates to tax benefits associated with state net operating loss carryforwards, minimum tax assessments and a portion of the Company’s deferred tax assets for which tax benefits are not more likely than not to be realized. During the 2007 fiscal year the Company liquidated one of its subsidiaries. The liquidation of this subsidiary will result in an increase in future New Jersey State taxable income at its Bank subsidiary. The Company had previously established a valuation allowance for New Jersey net operating loss carryforwards and

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

other deferred tax assets incurred at its Bank subsidiary. Due to the expected utilization of the loss carryforwards in the foreseeable future the related valuation allowance of $3.2 million was reversed.

Retained earnings at June 30, 2007 includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under Statement of Financial Accounting Standards No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2007, the Company had an unrecognized tax liability of $6.3 million with respect to this reserve.

Borrowings

Borrowed funds are summarized as follows:

	June 30,
	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB of NY	$196,279	4.17%	$168,936	4.05%
Other	382	5.25%	844	5.14%

	$196,661	4.17%	$169,780	4.06%

Borrowings represent advances and repurchase agreements and mature as follows (in thousands):

Year ending June 30:
2008	$5,382
2011	11,279
2012	20,000
2013	30,000
2014	10,000
2015	30,000
2016	20,000
2017	70,000

$196,661

The majority of the borrowings listed above have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate. The Company expects that some of these advances will be put by the FHLB prior to their maturity date.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Borrowings are secured by mortgage-backed securities with a book value of $228,810,000 at June 30, 2007 and $224,752,000 at June 30, 2006.

The Company has a line of credit of $79.6 million with the FHLB at June 30, 2007, and also has access to a companion line of credit for an additional $79.6 million. The Company has further borrowing potential with the FHLB that can be obtained by pledging additional mortgage-backed securities and/or investment securities. As of June 30, 2007, the book value of such securities available for pledging totaled $62.5 million.

Employee Benefit Plans

As discussed in Note 1, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” effective June 30, 2007. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end statement of financial condition and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost. The adoption of SFAS No. 158 at June 30, 2007 resulted in a $1,076,000 charge against other comprehensive income, net of taxes. The following table shows the impact of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet at June 30, 2007 (in thousands):

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
All other assets	$1,178,440	—	1,178,440
Net deferred tax asset	15,286	717	16,003

Total Assets	$1,193,726	717	1,194,443

All other liabilities	$914,404	—	914,404
Accrued pension liabilities	4,338	1,793	6,131
Accrued SERP liability	1,338	—	1,338

Total liabilities	920,080	1,793	921,873
Accumulated other comprehensive income	5	(1,076)	(1,071)
All other stockholders’ equity	273,641	—	273,641

Total liabilities and stockholders’ equity	$1,193,726	717	1,194,443

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain age 21 and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension administrative expenses of $10,000, $1,000 and $1,000 were incurred for the years ended June 30, 2007, 2006 and 2005, respectively. The Company records as pension expense the annual contributions made to the plan. There were no net contributions made for the year ended June 30, 2007. Contributions totaling $2.7 million and $806,000 were recorded for the years ended June 30, 2006 and 2005, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2007, 2006 and 2005 were $123,000, $112,000 and $105,000, respectively.

The Company has a nonqualified savings incentive plan covering employees whose salary deferrals to the savings incentive plan are limited. Salary deferrals to the savings incentive plan must be maximized by an employee before deferrals are allowed in the nonqualified savings incentive plan. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2007, 2006 and 2005 were $21,000, $21,000 and $17,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2007 and 2006 was $1.1 million and $832,000, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $143,000, $187,000 and $174,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement. The Company recorded expenses of $391,000, $305,000 and $239,000 for the years ended June 30, 2007, 2006 and 2005, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $337,000, $338,000 and $269,000 for the years ended June 30, 2007, 2006 and 2005, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their monthly and board committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2007 and 2006, interest was calculated at 9.00%. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2007 and 2006 was $1.6 million and $1.2 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement income, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $648,000, $498,000 and $192,000 for the years ended June 30, 2007, 2006 and 2005, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $1.3 million and $690,000 was recorded for this plan as of June 30, 2007 and 2006, respectively.

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 1,589,644 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from the Company to the ESOP. The initial payment on the loan from the Company to the ESOP is not due until December 31, 2007 and the outstanding balance at June 30, 2007 was $15.9 million. The shares of Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares will be released from the pledge for allocation to participants as loan payments are made. A total of 79,482 shares are committed to be released and will be allocated to participants for the ESOP year ended December 31, 2007. ESOP compensation expense for the year ended June 30, 2007 was $607,000.

The following table sets forth information regarding the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2007 and 2006 (in thousands). As detailed above, similar disclosures for the multi-employer defined benefit plan cannot be ascertained.

	BEP Plan and Retirement Plan			Medical Plan
	2007	2006	2005	2007	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$2,774	2,863	2,225	$2,394	2,552	2,029
Service cost	234	217	173	53	100	72
Interest cost	195	147	137	157	136	125
Amendments	537	—	—	—	—	—
Actuarial (gain) loss	(261)	(383)	379	146	(340)	374
Benefits paid	(58)	(70)	(52)	(56)	(54)	(48)

Projected benefit obligation at end of the year	$3,421	2,774	2,862	$2,694	2,394	2,552

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	—	—	$—	—	—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	58	70	52	56	54	48
Benefits paid	(58)	(70)	(52)	(56)	(54)	(48)

Fair value of plan assets at end of the year	$—	—	—	$—	—	—

Funded status at end of year	$(3,421)	(2,774)	(2,862)	$(2,694)	(2,394)	(2,552)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The underfunded BEP and retirement benefits of $3.4 million and medical benefits of $2.7 million at June 30, 2007 are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive loss related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2007 are summarized in the following table (in thousands).

	BEP Plan and Retirement Plan	Medical Plan
Prior service cost	$478	$4
Net actuarial loss	570	762

Total amounts recognized in accumulated other comprehensive loss	$1,048	$766

Information concerning the funded status of the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2006 and 2005, prior to the adoption of SFAS No. 158, is summarized below (in thousands).

	BEP Plan and Retirement Plan		Medical Plan
	2006	2005	2006	2005
Funded status at end of year	$(2,774)	(2,863)	$(2,394)	(2,552)
Unrecognized prior service cost	2	4	68	133
Unrecognized net actuarial loss	875	1,401	679	1,111

Net Amount Recognized	$(1,897)	(1,458)	$(1,647)	(1,308)

Components of net amount recognized:
Accrued benefit liability	$(2,104)	(1,933)	$(1,647)	(1,308)
Intangible asset	1	4	—	—
Accumulated other comprehensive loss (pre-tax)	206	472	—	—

	$(1,897)	(1,457)	$(1,647)	(1,308)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2007, 2006 and 2005, as well as costs that are expected to be amortized into expense in fiscal 2008, are presented in the following table (in thousands):

	BEP Plan and Retirement Plan			Medical Plan
	2007	2006	2005	2007	2006	2005
Service cost	$234	217	173	$54	100	72
Interest cost	195	147	137	157	136	125
Amortization of unrecognized:
Prior service cost	61	3	3	64	64	64
Net loss	44	127	100	62	91	55

Total	$534	494	413	$337	391	316

Amounts expected to be amortized into net periodic benefit cost next year:
Prior service cost	$60			$4
Net loss	28			60

	$88			$64

The weighted average actuarial assumptions used in the plan determinations at June 30, 2007, 2006 and 2005 were as follows:

	BEP Plan and Retirement Plan			Medical Plan
	2007	2006	2005	2007	2006	2005
Discount Rate	6.25%	6.25%	5.25%	6.25%	6.25%	5.25%
Rate of compensation increase	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	8.00%	9.00%	10.00%

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan and Retirement Plan	Medical Plan
2008	$84	$71
2009	97	89
2010	109	109
2011	154	127
2012	202	138
2013-2017	1,436	845

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$42	$(33)
Effect on post retirement benefits obligation	$426	$(343)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Commitments and Contingencies

Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $304,000, $272,000 and $295,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2008	$194
2009	200
2010	204
2011	199
2012	173
Thereafter	335

$1,305

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

Regulatory Capital Requirements

Deposits at the Bank are insured up to standard limits of coverage provided by the Company Insurance Fund (BIF) of the Federated Deposit Insurance Corporation (FDIC). The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking. The Company is regulated by the Office of Thrift Supervision (OTS).

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2007, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5%; a Tier 1 risk-based capital ratio of at least 6%; and a total risk-based capital ratio of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2007, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2007 and 2006, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		FDIC – for Capital adequacy purposes		FDIC – to be well capitalized under prompt corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2007:
Total capital (to risk-weighted assets)	$281,525	34.87%	$64,586	8.00%	$80,733	10.00%
Tier 1 capital (to risk-weighted assets)	272,643	33.77	32,293	4.00	48,440	6.00
Tier 1 capital (to average assets)	272,643	23.10	47,203	4.00	59,003	5.00
As of June 30, 2006:
Total capital (to risk-weighted assets)	$157,197	26.98%	$46,613	8.00%	$58,266	10.00%
Tier 1 capital (to risk-weighted assets)	149,909	25.73	23,306	4.00	34,959	6.00
Tier 1 capital (to average assets)	149,909	14.39	41,681	4.00	52,101	5.00

	Actual		FDIC – for Capital adequacy purposes		FDIC – to be well capitalized under prompt corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2007:
Total capital (to risk-weighted assets)	$187,917	23.99%	$62,674	8.00%	$78,343	10.00%
Tier 1 capital (to risk-weighted assets)	179,035	22.85	31,337	4.00	47,006	6.00
Tier 1 capital (to average assets)	179,035	15.11	47,398	4.00	59,248	5.00
As of June 30, 2006:
Total capital (to risk-weighted assets)	$129,703	23.25%	$44,632	8.00%	$55,790	10.00%
Tier 1 capital (to risk-weighted assets)	122,721	22.00	22,316	4.00	33,474	6.00
Tier 1 capital (to average assets)	122,721	12.13	40,479	4.00	50,599	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table reconciles the GAAP capital of the Company to the regulatory capital of the Bank at June 30, 2007.

June 30, 2007
(In thousands)
Total consolidated GAAP equity	$272,570
Unconsolidated equity of Oritani Financial Corp.	93,608

Consolidated equity of Oritani Savings Bank	178,962
Plus: Unrealized loss on available for sale securities	116
Less: disallowed intangible assets	(43)

Tier 1 capital	179,035
Plus: allowance for loan losses includable in Tier 2 capital	8,882

Total capital	$187,917

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

For cash on hand and due from banks and federal funds sold and short-term investments, the carrying amount approximates fair value.

Securities

The fair value of securities is estimated based on bid quotations received from securities dealers, if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Federal Home Loan Bank of New York Stock

The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

Fair value of performing loans is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of June 30, 2007 and 2006. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of borrowings due in six months or less is equal to the amount payable. The fair value of all other borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity.

Commitments to Extend Credit and to Purchase or Sell Securities

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to purchase or sell securities is estimated based on bid quotations received from securities dealers.

The estimated fair values of the Company’s financial instruments are presented in the following table. Since the fair value of off-balance-sheet commitments approximates book value, these disclosures are not included.

	2007		2006
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$63,526	63,526	7,274	7,274
Securities held to maturity	5,415	5,347	13,415	13,186
Securities available for sale	35,443	35,443	10,499	10,499
Mortgage-backed securities held to maturity	217,406	210,505	274,695	262,323
Mortgage-backed securities available for sale	38,793	38,793	17,426	17,426
Federal Home Loan Bank of New York stock	10,619	10,619	9,367	9,367
Loans	758,542	743,155	643,064	643,471
Financial liabilities – deposits	695,757	695,696	688,646	683,630
Financial liabilities – borrowings	196,661	190,898	169,780	162,804

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on - and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Parent Company Only Financial Statements

The following condensed financial information for Oritani Financial Corp. (parent company only) reflect the investment in its wholly-owned subsidiaries, Oritani Savings Bank, Oritani, LLC and Hampshire Financial, LLC, using the equity method of accounting.

Balance Sheets

	June 30,
	2007	2006
	(In thousands)
Assets:
Cash in Bank	$54,351	5,343
Mortgage Loans, net	18,979	19,266
ESOP loan	15,896	—
Accrued Interest Receivable	775	69
Investment in Subsidiaries	182,469	125,358
Due from Oritani Financial Corp., MHC	100	100

Total Assets	$272,570	150,136

Liabilities and Equity
Total Liabilities	$—	—
Total Equity	272,570	150,136

Total Liabilities and Equity	$272,570	150,136

Statements of Income

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Interest on mortgage loans	$1,159	969	648
Interest on ESOP loan	650	—	—
Interest income on fed funds	1,378	292	99
Other income	—	—	3
Equity in undistributed earnings of subsidiary	13,664	7,335	8,358

Total income	16,851	8,596	9,108

Contribution to charitable foundation	8,110	—	—
Other expenses	219	6	24
Income tax (benefit) expense	(2,512)	127	124

Total expenses	5,817	133	148

Net income	$11,034	8,463	8,960

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$11,034	8,463	8,960
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	8,110	—	—
Dividends/distributions from subsidiaries	281	5,192	5,181
Equity in undistributed earnings of subsidiary	(13,664)	(7,335)	(8,358)
Increase in accrued interest receivable	(706)	(16)	—

Net cash provided by operating activities	5,055	6,304	5,783

Cash flows from investing activities
Additional investments in subsidiaries	(59,958)	(2,050)	(60)
Loan to ESOP	(15,896)	—	—
Decrease (increase) in mortgage loans, net	287	(8,039)	74

Net cash (used in) provided by investing activities	(75,567)	(10,089)	14

Cash flows from financing activities
Proceeds from stock offering, net	119,520	—	—

Cash provided by financing activities	119,520	—	—

Net change in cash in bank	49,008	(3,785)	5,797
Cash in bank at beginning of period	5,343	9,128	3,331

Cash in bank at end of period	$54,351	5,343	9,128

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2007 and 2006.

	Fiscal 2007 Quarter Ended
	September 30		December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income		$13,626	15,460	17,765	16,498
Interest expense		7,227	8,443	8,671	8,488

Net interest income		6,399	7,017	9,094	8,010
Provision for loan losses		150	275	350	435

Net interest income after provision for loan losses		6,249	6,742	8,744	7,575
Other income		1,181	1,073	1,712	1,343
Other expense		4,254	3,996	13,134	3,865

Income before income tax expense		3,176	3,819	(2,678)	5,053
Income tax expense		1,184	1,363	(1,548)	(2,663)

Net income		$1,992	$2,456	(1,130)	7,716

Basic earnings (loss) per common share	$	n/a	n/a	(0.09)	0.20
Diluted earnings per common share		n/a	n/a	(0.09)	0.20

	Fiscal 2006 Quarter Ended
	September 30		December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income		$12,338	$12,590	13,143	13,205
Interest expense		5,457	5,719	5,978	6,368

Net interest income		6,881	6,871	7,165	6,837
Provision for loan losses		300	500	393	307

Net interest income after provision for loan losses		6,581	6,371	6,772	6,530
Other income		1,013	749	945	1,853
Other expense		3,612	4,985	4,365	4,562

Income before income tax expense		3,982	2,135	3,352	3,821
Income tax expense		1,405	817	1,188	1,417

Net income		$2,577	$1,318	2,164	2,404

Basic earnings per common share	$	n/a	n/a	n/a	n/a
Diluted earnings per common share		n/a	n/a	n/a	n/a

Earnings Per Share

The Company completed its initial public offering on January 24, 2007. Basic earnings per common share was $0.15, calculated using net income of $5.2 million from January 23, 2007 to June 30, 2007 (the period during which the common stock was outstanding), and weighted average common shares of 34,028,313 outstanding for the period. The number of shares outstanding for this purpose includes shares held by Oritani Financial Corp., MHC, but excludes unallocated ESOP shares.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, was issued. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement was effective for public and nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. Oritani Financial Corp. has not adopted a stock-based incentive plan. Management will evaluate the impact on the results of operations or financial condition of this standard if such plan is adopted.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on July 1, 2007. The Company does not expect that the adoption of FIN 48 will have a material impact on its financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires registrants to consider the effect of all carry-over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. SAB 108 was effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative-effect adjustment to retained earnings as of July 1, 2006 for misstatements (if any) that were not previously deemed material, but are material under guidance in SAB108. The Company’s adoption of SAB No. 108 did not impact the Company’s financial statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*

3.2	Bylaws of Oritani Financial Corp.*

4	Form of Common Stock Certificate of Oritani Financial Corp.*

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

13	Consolidated Financial Statements (see Item 15)

14	Code of Ethics

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	September 28, 2007	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Chief Executive Officer and President (Principal Executive Officer)	September 28, 2007

/s/ John M. Fields, Jr. John M. Fields, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2007

/s/ Nicholas Antonaccio Nicholas Antonaccio	Director	September 28, 2007

/s/ Michael A. DeBernardi Michael A. DeBernardi	Director	September 28, 2007

/s/ James J. Doyle, Jr. James J. Doyle, Jr.	Director	September 28, 2007

/s/ Robert S. Hekemian, Jr. Robert S. Hekemian, Jr.	Director	September 28, 2007

/s/ John J. Skelly, Jr. John J. Skelly, Jr.	Director	September 28, 2007