Form 10-Q
period 2007-09-30
Oritani Financial Corp.
filed 2007-11-13
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of October 26, 2007 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

September 30, 2007 (unaudited) and June 30, 2007

	Sept. 30 2007	June 30, 2007

	(unaudited)
	(in thousands)
Assets
Cash on hand and in banks	$6,190	$7,823
Federal funds sold and short term investments	30,848	55,703

Cash and cash equivalents	37,038	63,526
Loans, net	791,134	758,542
Securities held to maturity, estimated market value of $5,392 and $5,347 at September 30, 2007 and June 30, 2007, respectively	5,415	5,415
Securities available for sale, at market value	42,491	35,443
Mortgage-backed securities held to maturity, estimated market value of $198,704 and $210,505 at September 30, 2007 and June 30, 2007, respectively	203,031	217,406
Mortgage-backed securities available for sale, at market value	78,993	38,793
Bank Owned Life Insurance (at cash surrender value)	25,625	25,365
Federal Home Loan Bank of New York stock, at cost	12,837	10,619
Accrued interest receivable	5,447	4,973
Investments in real estate joint ventures, net	6,269	6,200
Real estate held for investment	2,446	2,492
Office properties and equipment, net	8,286	8,361
Other assets	17,051	17,308

	$1,236,063	$1,194,443

Liabilities
Deposits	$687,449	$695,757
Borrowings	245,949	196,661
Advance payments by borrowers for taxes and insurance	5,136	5,684
Accrued taxes payable	15	1,463
Official checks outstanding	2,532	5,050
Other liabilities	17,862	17,258

Total liabilities	958,943	921,873

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued and outstanding at September 30, 2007 and June 30, 2007	130	130
Additional paid-in capital	127,797	127,710
Unallocated common stock held by the employee stock ownership plan	(15,301)	(15,499)
Retained income	165,173	161,300
Accumulated other comprehensive loss, net of tax	(679)	(1,071)

Total stockholders’ equity	277,120	272,570

	$1,236,063	$1,194,443

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

Three Months Ended September 30, 2007 and 2006

(unaudited)

	Three months ended Sept. 30,
	2007	2006
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$12,772	$10,223
Interest on securities held to maturity	271	239
Interest on securities available for sale	502	144
Interest on mortgage-backed securities held to maturity	2,047	2,551
Interest on mortgage-backed securities available for sale	631	203
Interest on federal funds sold and short term investments	820	266

Total interest income	17,043	13,626

Interest expense:
Deposits	6,294	5,222
Borrowings	2,464	2,005

Total interest expense	8,758	7,227

Net interest income before provision for loan losses	8,285	6,399
Provision for loan losses	350	150

Net interest income	7,935	6,249

Other income:
Service charges	256	258
Real estate operations, net	382	307
Income from investments in real estate joint ventures	394	327
Bank-owned life insurance	260	238
Other income	37	51

Total other income	1,329	1,181

Operating expenses:
Compensation, payroll taxes and fringe benefits	3,041	3,060
Advertising	123	124
Office occupancy and equipment expense	386	379
Data processing service fees	246	259
Federal insurance premiums	23	22
Telephone, Stationary, Postage and Supplies	99	84
Insurance, Legal, Audit and Accounting	152	153
Other expenses	148	173

Total operating expenses	4,218	4,254

Income before income tax expense	5,046	3,176
Income tax expense	2,073	1,184

Net income	$2,973	$1,992

Basic income per common share	$0.08	n/a

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Three Months ended September 30, 2007 and 2006 (unaudited)

(In thousands)

	Common Stock	Additional paid-in capital	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive loss, net of tax	Total stockholders’ equity
Balance at June 30, 2006	$—	$—	$—	$150,265	$(130)	$150,135
Comprehensive income:
Net income	—	—	—	1,992	—	1,992
Unrealized holding gain on securities available for sale arising during year, net of tax of $43	—	—	—	—	71	71

Total comprehensive income						2,063

Balance at September 30, 2006	$—	$—	$—	$152,257	$(59)	$152,198

Balance at June 30, 2007	$130	$127,710	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	2,973	—	2,973
Unrealized holding gain on securities available for sale arising during year, net of tax of $268	—	—	—	—	392	392

Total comprehensive income						3,365
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	900	—	900
ESOP shares allocated or committed to be released	—	87	198	—	—	285

Balance at September 30, 2007	$130	$127,797	$(15,301)	$165,173	$(679)	$277,120

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended Sept. 30
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$2,973	$1,992
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares allocated or committed to be released	285	—
Depreciation of premises and equipment	130	182
Amortization and accretion of premiums and discounts, net	78	122
Provision for losses on loans	350	150
Amortization and accretion of deferred loan fees, net	(169)	(156)
Increase in deferred taxes	(212)	(529)
Increase in cash surrender value of bank owned life insurance	(260)	(238)
Income from real estate held for investment	(171)	(307)
Income from real estate joint ventures	(394)	(327)
Increase in accrued interest receivable	(474)	(297)
Decrease in other assets	202	1,759
(Decrease) Increase in other liabilities	(2,376)	1,583

Net cash (used in) provided by operating activities	(38)	3,934

Cash flows from investing activities:
Net increase in loans receivable	(32,773)	(23,940)
Purchase of securities available for sale	(6,826)	—
Purchase of mortgage-backed securities available for sale	(41,804)	—
Purchase of Federal Home Loan Bank of New York stock	(2,218)	(1,550)
Principal payments on mortgage-backed securities held to maturity	14,286	17,532
Principal payments on mortgage-backed securities available for sale	2,054	1,578
Proceeds from calls and maturities of securities held to maturity	—	3,000
Additional investment in real estate held for investment	—	(100)
Distributions received from real estate held for investment	133	138
Distributions received from real estate joint ventures	321	272
Purchase of fixed assets	(55)	(206)

Net cash used in investing activities	(66,882)	(3,276)

Cash flows from financing activities:
Net decrease in deposits	(8,308)	(359)
Decrease in advance payments by borrowers for taxes and insurance	(548)	(397)
Proceeds from borrowed funds	50,000	50,000
Repayment of borrowed funds	(712)	(15,540)

Net cash provided by financing activities	40,432	33,704

Net (decrease) increase in cash and cash equivalents	(26,488)	34,362
Cash and cash equivalents at beginning of period	63,526	7,274

Cash and cash equivalents at end of period	$37,038	$41,636

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,436	$6,757
Income taxes	$3,117	$197

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., and its wholly owned subsidiaries, Oritani Savings Bank (the Bank), Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Savings Bank, Ormon LLC (Ormon), and Oritani Asset Corporation (a real estate investment trust), collectively, the “Company.”

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2007.

2. Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Oritani Financial Corp., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of September 30, 2007, no dilutive securities were outstanding.

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

3. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	September 30, 2007	June 30, 2007
	(In thousands)
Conventional	$206,967	$188,928
Partially guaranteed by VA or insured by FHA	5	13
Multifamily and commercial real estate	447,824	451,131
Second mortgage and equity loans	65,311	65,240
Construction loans	79,855	62,704
Other loans	2,085	1,140

Total loans	802,047	769,156

Less:
Deferred loan fees, net	1,681	1,732
Allowance for loan losses	9,232	8,882

Total loans, net	$791,134	$758,542

The activity in the allowance for loan losses is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2007	2006
Balance at beginning of period	$8,882	$7,672
Provisions charged to operations	350	150

Balance at end of period	$9,232	$7,822

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

4. Deposits

Deposits are summarized as follows:

	September 30, 2007	June 30, 2007
	(In thousands)
Checking accounts	$73,272	$75,510
Money market deposit accounts	42,017	41,029
Savings accounts	151,387	156,670
Time deposits	420,773	422,548

Total deposits	$687,449	$695,757

5. Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a $900,000 transition adjustment which increased retained income at July 1, 2007. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2002. Currently, the Company is not under examination by any taxing authority.

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. Recent Accounting Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 was effective as of July 1, 2007. The application of SFAS No. 155 did not have an impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 was effective July 1, 2007. The application of SFAS No. 156 did not have a material impact on our financial condition or results of operations.

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

Forward Looking Statements

This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘Anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Executive Summary

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Savings Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Savings Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Savings Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Savings Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general local and local economic and competitive conditions, government policies and actions of regulatory authorities.

Oritani Financial Corp. and Subsidiaries

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Balance Sheet Summary

Total Assets. Total assets increased $41.6 million, or 3.5%, to $1.24 billion at September 30, 2007, from $1.19 billion at June 30, 2007. The increase was primarily funded through increased borrowings which were principally deployed in loans and securities, in addition to offsetting deposit erosion.

Cash and Cash Equivalents. The largest asset decrease occurred in cash and cash equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $26.5 million to $37.0 million at September 30, 2007, from $63.5 million at June 30, 2007. The decrease was a result of utilizing cash to fund loan and security growth. As described under “net interest income before provision for loan losses,,” the Company has maintained high balances in this category but has recently begun redeploying these funds due to decreased available returns on short-term liquid investments.

Net Loans. Loans, net increased $32.6 million, or 4.3%, to $791.1 million at September 30, 2007, from $758.5 million at June 30, 2007. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the three months ended September 30, 2007 totaled $59.3 million.

Securities Available for Sale. Securities available for sale increased $7.0 million, or 19.9%, to $42.5 million at September 30, 2007 from $35.4 million at June 30, 2007. This increase was due to purchases during the period.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $14.4 million, or 6.6%, to $203.0 million at September 30, 2007 from $217.4 million at June 30, 2007. This decrease was due to principal repayments received on this portfolio.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale increased $40.2 million, or 103.6%, to $79.0 million at September 30, 2007 from $38.8 million at June 30, 2007. This increase was due to purchases during the period partially offset by principal repayments received on this portfolio.

Federal Home Loan Bank of New York (“FHLB-NY”) Stock. FHLB-NY stock increased $2.2 million, or 20.9%, to $12.8 million at September 30, 2007, from $10.6 million at June 30, 2007. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits. Deposits decreased $8.3 million, or 1.2%, to $687.4 million at September 30, 2007, from $695.8 million at June 30, 2007. The decrease was primarily in our savings account balances which decreased $5.3 million. Deposit growth continues to be challenging in the competitive New Jersey market.

Oritani Financial Corp. and Subsidiaries

Borrowings. Borrowings increased $49.3 million, or 25.1%, to $245.9 million at September 30, 2007, from $196.7 million at June 30, 2007. The Company committed to various advances from the FHLB-NY over the period with terms considered to be favorable.

Stockholders’ equity. Stockholders’ equity increased $4.6 million, or 1.7%, to $277.1 million at September 30, 2007, from $272.6 million at June 30, 2007. The increase is due to net income for the three month period augmented by an increase of $900,000 to retained income as a result of the adoption of FASB Interpretation No. 48 on July 1, 2007 and a slight increase in the value of securities classified as available for sale.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three Months Ended September 30, 2007 and 2006

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	Sept. 30, 2007				Sept. 30, 2006
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate		Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$776,327	$12,772	6.58%		$652,784	$10,223	6.26%
Securities available for sale	37,465	502	5.36%		10,500	144	5.49%
Securities held to maturity	17,182	271	6.31%		20,737	239	4.61%
Mortgage backed securities available for sale	45,974	631	5.49%		16,788	203	4.84%
Mortgage backed securities held to maturity	209,940	2,047	3.90%		265,929	2,551	3.84%
Federal funds sold and short term investments	60,953	820	5.38%		19,923	266	5.34%

Total interest-earning assets	1,147,841	17,043	5.94%		986,661	13,626	5.52%

Non-interest-earning assets	68,845				58,006

Total assets	$1,216,686				$1,044,667

Interest-bearing liabilities:
Savings deposits	155,777	649	1.67%		175,907	625	1.42%
Money market	41,433	437	4.22%		27,406	231	3.37%
NOW accounts	74,418	218	1.17%		73,023	219	1.20%
Time deposits	421,917	4,990	4.73%		409,241	4,147	4.05%

Total deposits	693,545	6,294	3.63%		685,577	5,222	3.05%
Borrowings	222,181	2,464	4.44%		186,694	2,005	4.30%

Total interest-bearing liabilities	915,726	8,758	3.83%		872,271	7,227	3.31%

Non-interest-bearing liabilities	27,414				21,722

Total liabilities	943,140				893,993
Stockholders’ equity	273,546				150,674

Total liabilities and stockholders’ equity	$1,216,686				$1,044,667

Net interest income		$8,285				$6,399

Net interest rate spread (1)			2.11%				2.21%

Net interest-earning assets (2)	$232,115				$114,390

Net interest margin (3)			2.89%				2.59%

Average of interest-earning assets to interest-bearing liabilities			1.25	X			1.13	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Quarters Ended September 30, 2007 and 2006.

Net Income. Net income increased $981,000 or 49.2%, to $3.0 million for the quarter ended September 30, 2007, from net income of $2.0 million for the corresponding 2006 quarter. This increase was primarily due to increased net interest income partially offset by increased income taxes. Over the period, our annualized return on average assets increased to 0.98% for the 2007 quarter compared to 0.76% for the 2006 quarter and the annualized return on average equity was 4.35% for the 2007 quarter compared to 5.29% for the 2006 quarter. These ratios were impacted by the funds raised from the initial public offering in January, 2007.

Total Interest Income. Total interest income increased by $3.4 million, or 25.1%, to $17.0 million for the three months ended September 30, 2007, from $13.6 million for the three months ended September 30, 2006. The largest increase occurred in interest on loans, which increased $2.5 million or 24.9%, to $12.8 million for the three months ended September 30, 2007, from $10.2 million for the three months ended September 30, 2006. Over that same period, the average balance of loans increased $123.5 million and the yield on the portfolio increased 32 basis points. Interest on the investment related captions of securities held to maturity (“HTM”), securities available for sale (“AFS”), mortgage-backed securities (“MBS”) HTM and MBS AFS increased by $314,000, or 10.0%, to $3.5 million for the three months ended September 30, 2007, from $3.1 million for the three months ended September 30, 2006. The combined average balances of these portfolios decreased $3.4 million over the period while the combined average yield increased 15 basis points. The decrease in the average balance of these investment captions was partially mitigated by purchases totaling $48.6 million during the quarter ended September 30, 2007. Interest on federal funds sold and short term investments increased to $820,000 for the three months ended September 30, 2007, from $266,000 for the three months ended September 30, 2006. The increase in interest income was due to a $41.0 million increase in the average balance of fed funds sold and short term investments and a 4 basis point increase in yield.

Total Interest Expense. Total interest expense increased by $1.5 million, or 21.2%, to $8.8 million for the three months ended September 30, 2007, from $7.2 million for the three months ended September 30, 2006. Interest expense continues to be substantially affected by the current interest rate environment. Market rates for consumer deposits have remained high, and the Bank has increased rates on deposit products in order to minimize outflows and attract new deposit accounts. Interest expense on deposits increased by $1.1 million, or 20.5%, to $6.3 million for the three months ended September 30, 2007, from $5.2 million for the three months ended September 30, 2006. The average balance of deposits increased $8.0 million and the average cost of these funds increased 58 basis points over these periods. Interest expense on borrowings was affected by the higher interest rate environment as well as an increase in the average balance. Interest expense on borrowings increased by $459,000, or 22.9%, to $2.5 million for the three months ended September 30, 2007, from $2.0 million for the three months ended September 30, 2006. The average balance of borrowings increased $35.5 million and the cost increased 14 basis points for the three months ended September 30, 2007, versus the corresponding 2006 period.

Net Interest Income Before Provision for Loan Losses. As discussed in prior public releases, the Company’s net interest income continues to be negatively impacted by margin compression due to the recent interest rate environment. The Company’s interest income is influenced more by longer term interest rates while the Company’s interest expense is influenced more by shorter term interest rates. Longer term interest rates are typically higher than shorter term rates, and this spread contributes to the Company’s profitability. During 2005, the spread between long term rates and short term rates began to compress significantly. During 2006, these rates were flat to inverted (meaning that short term interest rates were higher than long term rates). Also during 2006, the fed funds rate became higher than both

Oritani Financial Corp. and Subsidiaries

short and long term treasury rates. That development was particularly damaging to the Company’s net interest spread as the fed funds rate is widely referenced by consumers for their rate expectations on bank deposit products. In 2007, treasury rates have remained relatively flat and the fed funds rate has exceeded all short term and most long term treasury rates, negatively impacting the Company’s ability to maximize the spread between interest-earning assets and interest-bearing liabilities. The Company has offset some of the effect of the interest rate environment by redeploying much of the cash flows from its investment security and MBS portfolios into higher yielding loans. The Company’s net interest income and margin was further aided through the use of the funds from the stock offering. The stock offering proceeds are equity of the Company and do not generate a related interest expense. Because of the interest rate environment, the Company has maintained comparably high balances in short-term, liquid assets. The returns on such assets had been comparable to the available returns on longer term assets, with less risk. The fed funds rate was decreased to 4.75% on September 18, 2007, decreasing the return on short-term, liquid assets. Since the decrease in this rate was anticipated, some funds were deployed over the quarter out of short-term, liquid investments and, primarily, into short term mortgage backed securities.

Net interest income increased by $1.9 million, or 29.5%, to $8.3 million for the three months ended September 30, 2007, from $6.4 million for the three months ended September 30, 2006. The Company’s net interest rate spread decreased to 2.11% for the three months ended September 30, 2007, from 2.21% for the three months ended September 30, 2006. The Company’s net interest margin increased to 2.89% for the three months ended September 30, 2007, from 2.59% for the three months ended September 30, 2006. On a linked quarter comparison, the Company’s net interest rate spread increased 4 basis points to 2.11% from 2.07% for the three months ended June 30, 2007 and the Company’s net interest margin increased 8 basis points to 2.89% from 2.81% for the three months ended June 30, 2007. The quarterly increases in spread and margin were primarily due to increased prepayment penalties received during the three months ended September 30, 2007.

Provision for Loan Losses. The Company recorded provisions for loan losses of $350,000 for the three months ended September 30, 2007 as compared to $150,000 for the three months ended September 30, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary reason for the provisions was loan growth during the three month periods. Loans, net grew by $32.6 million during the three months ended September 30, 2007 and by $23.9 million over the comparable 2006 period.

Other Income. Other income increased by $148,000, or 12.5%, to $1.3 million for the three months ended September 30, 2007, from $1.2 million for the three months ended September 30, 2006. Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures increased by $142,000, or 22.4%, to $776,000 for the three months ended September 30, 2007, from $634,000 for the three months ended September 30, 2006. The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.

Other Expenses. Operating expenses decreased by $36,000 or 0.8% to $4.2 million for the three months ended September 30, 2007, from $4.3 million for the three months ended September 30, 2006. Compensation, payroll taxes and fringe benefits decreased $19,000 over the periods. For the three months ended September 30, 2006 there was a $500,000 expense associated with the Company’s defined benefit pension plan. There was no such expense in the comparable 2007 period. This decrease, along with decreased cost on other retirement plans, was partially offset by $286,000 of expense associated with our employee stock ownership plan and a $198,000 increase in compensation expense. Other expenses decreased $25,000 primarily due to decreased donations during the 2007 quarter. Various other expenses in this category decreased slightly but these decreases were offset by increased expenses associated with being a public company.

Oritani Financial Corp. and Subsidiaries

Income Tax Expense. Income tax expense for the three months ended September 30, 2007, was $2.1 million, due to pre-tax income of $5.0 million, resulting in an effective tax rate of 41.1%. For the three months ended September 30, 2006, income tax expense was $1.2 million, due to pre-tax income of $3.2 million, resulting in an effective tax rate of 37.3%. The Company’s effective tax rate increased due to changes in New Jersey tax law.

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

At September 30, 2007 and at June 30, 2007, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, of $245.9 million at September 30, 2007, an increase from $196.7 million at June 30, 2007. This increase was primarily the result of strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2007, outstanding commitments to originate loans totaled $71.3 million and outstanding commitments to extend credit totaled $63.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $368.6 million at September 30, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

As of September 30, 2007 the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$287,016	34.3%	$66,898	8.0%
Tier I capital (to risk-weighted assets)	277,784	33.2	33,449	4.0
Tier I capital (to average assets)	277,784	23.5	47,203	4.0

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Oritani Financial Corp. and Subsidiaries

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

Oritani Financial Corp. and Subsidiaries

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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans of 1.15% at September 30, 2007 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Oritani Financial Corp. and Subsidiaries

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

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for monitoring interest rate risk. Oritani Savings Bank has established an Asset/Liability Management Committee, comprised of its President, Senior Vice President, Chief Financial Officer, Senior Vice President-Commercial Lending, Vice President-Mortgage Lending and Vice President-Branch Administration, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports to the Board on a quarterly basis.

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

The table below sets forth, as of September 30, 2007, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
	Estimated NPV (2)	Estimated Increase (Decrease)		NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Increase (Decrease) in estimated Net interest income
		Amount	Percent				Amount	Percent
(dollars in thousands)
+300bp	$205,794	$(79,718)	(27.92)%	18.54%	(489)	$27,400	$(7,089)	(20.55)%
+200bp	235,279	$(50,233)	(17.59)%	20.52%	(292)	31,686	$(2,803)	(8.13)%
+100bp	263,527	$(21,985)	(7.70)%	22.27%	(116)	33,402	$(1,087)	(3.15)%
0bp	285,512	$—	—	23.43%	—	34,489	$—	0.00%
-100bp	299,811	$14,299	5.01%	24.00%	57	33,438	$(1,051)	(3.05)%
-200bp	300,816	$15,304	5.36%	23.67%	24	31,037	$(3,452)	(10.01)%
-300bp	293,486	$7,974	2.79%	22.79%	(64)	27,884	$(6,605)	(19.15)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 7.7% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17.6% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Oritani Financial Corp. and Subsidiaries

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	There were no sales by the registrant of unregistered securities during the past three years.

b)	There were no issuer repurchases of securities during the past three years.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5.	Other Information

Not applicable

Oritani Financial Corp. and Subsidiaries

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: November 13, 2007	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 13, 2007	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Senior Vice President and Chief Financial Officer