Form 10-Q
period 2007-12-31
Oritani Financial Corp.
filed 2008-02-08
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of February 4, 2008 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

December 31, 2007 (unaudited) and June 30, 2007

	December 31, 2007	June 30, 2007
	(unaudited)
	(in thousands)
Assets
Cash on hand and in banks	$10,454	$7,823
Federal funds sold and short term investments	16,189	55,703

Cash and cash equivalents	26,643	63,526

Loans, net	865,818	758,542
Securities held to maturity, estimated market value of $2,998 and $5,347 at December 31, 2007 and June 30, 2007, respectively	3,000	5,415
Securities available for sale, at market value	38,253	35,443
Mortgage-backed securities held to maturity, estimated market value of $189,251 and $210,505 at December 31, 2007 and June 30, 2007, respectively	191,829	217,406
Mortgage-backed securities available for sale, at market value	91,549	38,793
Bank Owned Life Insurance (at cash surrender value)	25,888	25,365
Federal Home Loan Bank of New York stock, at cost	15,505	10,619
Accrued interest receivable	5,832	4,973
Investments in real estate joint ventures, net	5,821	6,200
Real estate held for investment	2,523	2,492
Office properties and equipment, net	8,270	8,361
Other assets	18,496	17,308

	$1,299,427	$1,194,443

Liabilities
Deposits	$687,179	$695,757
Borrowings	305,238	196,661
Advance payments by borrowers for taxes and insurance	6,015	5,684
Accrued taxes payable	303	1,463
Official checks outstanding	2,342	5,050
Other liabilities	18,357	17,258

Total liabilities	1,019,434	921,873

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued and outstanding at December 31, 2007 and June 30, 2007	130	130
Additional paid-in capital	127,890	127,710
Unallocated common stock held by the employee stock ownership plan	(15,102)	(15,499)
Retained income	167,368	161,300
Accumulated other comprehensive loss, net of tax	(293)	(1,071)

Total stockholders' equity	279,993	272,570

	$1,299,427	$1,194,443

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

Three and Six Months Ended December 31, 2007 and 2006

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$13,472	$10,735	$26,244	$20,958
Interest on securities held to maturity	314	281	585	520
Interest on securities available for sale	543	149	1,045	293
Interest on mortgage-backed securities held to maturity	1,932	2,421	3,979	4,972
Interest on mortgage-backed securities available for sale	1,231	192	1,862	395
Interest on federal funds sold and short term investments	230	1,682	1,050	1,948

Total interest income	17,722	15,460	34,765	29,086

Interest expense:
Deposits and stock subscription proceeds	6,227	6,006	12,521	11,228
Borrowings	3,098	2,437	5,562	4,442

Total interest expense	9,325	8,443	18,083	15,670

Net interest income before provision for loan losses	8,397	7,017	16,682	13,416

Provision for loan losses	950	275	1,300	425

Net interest income	7,447	6,742	15,382	12,991

Other income:
Service charges	288	275	544	533
Real estate operations, net	382	226	764	533
Income from investments in real estate joint ventures	204	274	598	601
Bank-owned life insurance	263	245	523	483
Other income	37	53	74	104

Total other income	1,174	1,073	2,503	2,254

Operating expenses:
Compensation, payroll taxes and fringe benefits	3,543	2,732	6,584	5,791
Advertising	125	126	248	250
Office occupancy and equipment expense	402	395	788	774
Data processing service fees	278	252	524	512
Federal insurance premiums	24	23	47	45
Telephone, Stationary, Postage and Supplies	100	101	199	185
Insurance, Legal, Audit and Accounting	258	211	410	364
Other expenses	192	156	340	328

Total operating expenses	4,922	3,996	9,140	8,249

Income before income tax expense	3,699	3,819	8,745	6,996
Income tax expense	1,504	1,363	3,577	2,548

Net income	$2,195	$2,456	$5,168	$4,448

Basic income per common share	$0.06	n/a	0.13	n/a

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders' Equity

Six Months ended December 31, 2007 and 2006 (unaudited)

(In thousands)

	Common Stock	Additional paid-in capital	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive loss, net of tax	Total stockholders' equity
Balance at June 30, 2006	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	4,448	—	4,448
Unrealized holding gain on securities available for sale arising during year, net of tax of $50	—	—	—	—	85	85

Total comprehensive income						4,533

Balance at December 31, 2006	$—	$—	$—	$154,714	$(45)	$154,669

Balance at June 30, 2007	$130	$127,710	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	5,168	—	5,168
Unrealized holding gain on securities available for sale arising during year, net of tax of $531	—	—	—	—	732	732
Amortization related to post-retirement obligations, net of tax of $30	—	—	—	—	46	46

Total comprehensive income						5,946
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	900	—	900
ESOP shares allocated or committed to be released	—	180	397	—	—	577

Balance at December 31, 2007	$130	$127,890	$(15,102)	$167,368	$(293)	$279,993

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

Six months ended December 31, 2007 and 2006 (unaudited)

	Six months ended December 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$5,168	$4,448
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP shares allocated or committed to be released	577	—
Depreciation of premises and equipment	261	366
Amortization and accretion of premiums and discounts, net	117	239
Provision for losses on loans	1,300	425
Amortization and accretion of deferred loan fees, net	(380)	(298)
(Increase) decrease in deferred taxes	(72)	466
Increase in cash surrender value of bank owned life insurance	(523)	(483)
Income from real estate held for investment	(380)	(533)
Income from real estate joint ventures	(598)	(601)
Increase in accrued interest receivable	(859)	(331)
(Increase) decrease in other assets	(1,598)	716
Decrease in other liabilities	(1,684)	(443)

Net cash provided by operating activities	1,329	3,971

Cash flows from investing activities:
Net increase in loans receivable	(106,846)	(45,665)
Purchase of mortgage loans	(1,350)	—
Purchase of securities held to maturity	—	(5,000)
Purchase of securities available for sale	(7,718)	(5,000)
Purchase of mortgage-backed securities held to maturity	—	(4,886)
Purchase of mortgage-backed securities available for sale	(56,522)	—
Purchase of Federal Home Loan Bank of New York stock	(4,886)	(2,869)
Principal payments on mortgage-backed securities held to maturity	25,404	31,776
Principal payments on mortgage-backed securities available for sale	4,990	2,876
Proceeds from calls and maturities of securities held to maturity	2,415	8,000
Proceeds from calls and maturities of securities available for sale	5,000	—
Additional investment in real estate held for investment	(100)	—
Distributions received from real estate held for investment	266	138
Distributions received from real estate joint ventures	975	585
Purchase of fixed assets	(170)	(284)

Net cash used in investing activities	(138,542)	(20,329)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,578)	32,658
Stock subscriptions received	—	413,130
Increase in advance payments by borrowers for taxes and insurance	331	385
Proceeds from borrowed funds	110,000	80,000
Repayment of borrowed funds	(1,423)	(16,204)

Net cash provided by financing activities	100,330	509,969

Net (decrease) increase in cash and cash equivalents	(36,883)	493,611
Cash and cash equivalents at beginning of period	63,526	7,274

Cash and cash equivalents at end of period	$26,643	$500,885

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,422	$13,787
Income taxes	$4,635	$2,125

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-and six month periods ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of December 31, 2007, no dilutive securities were outstanding.

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

3. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	December 31, 2007	June 30, 2007
	(In thousands)
Conventional	$211,447	$188,941
Multifamily and commercial real estate	480,132	451,131
Second mortgage and equity loans	64,999	65,240
Construction loans	117,833	62,704
Other loans	3,404	1,140

Total loans	877,815	769,156

Less:
Deferred loan fees, net	1,815	1,732
Allowance for loan losses	10,182	8,882

Total loans, net	$865,818	$758,542

The activity in the allowance for loan losses is summarized as follows:

	Three months ended December 31		Six months ended December 31
	(In thousands)		(In thousands)
	2007	2006	2007	2006
Balance at beginning of period	$9,232	$7,822	$8,882	$7,672
Provisions charged to operations	950	275	1,300	425

Balance at end of period	$10,182	$8,097	$10,182	$8,097

Oritani Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

4. Deposits

Deposits are summarized as follows:

	December 31, 2007	June 30, 2007
	(In thousands)
Checking accounts	$75,589	$75,510
Money market deposit accounts	43,349	41,029
Savings accounts	150,029	156,670
Time deposits	418,212	422,548

Total deposits	$687,179	$695,757

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 resulted in a $900,000 transition adjustment which increased retained income at July 1, 2007. The Company, through its various wholly owned subsidiaries, deploys several tax strategies. Based on the facts surrounding these strategies and applicable laws, the Company believes these strategies are more likely than not of being sustained under examination. The Company believes it will receive 100% of the benefit of the tax positions and has recognized the effects of the tax positions in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

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

Forward Looking Statements

This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, in particular risks and uncertainties associated with the successful merger with, and integration of the operations of Greater Community Bancorp, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Acquisition of Greater Community Bancorp

On November 14, 2007, the Company announced that it had entered into an Agreement and Plan of Merger with Greater Community Bancorp ("GCB"), pursuant to which the GCB will merge with and into the Company, with the Company being the surviving corporation, pending regulatory and GCB shareholder approvals and other customary closing conditions. Consideration will be paid to GCB stockholders in a combination of stock and cash valued at approximately $187 million. The merger will add fifteen branches to the Company with deposits of $757 million as of September 30, 2007 in northern New Jersey.

Executive Summary

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Savings Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Savings Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Savings Bank and two limited liability companies that own a variety of real estate investments. In addition, Oritani Financial Corp. has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) Oritani

Oritani Financial Corp. and Subsidiaries

Financial Corp. has an ownership interest. Oritani Savings Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Our primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending. We do not originate or purchase, and our loan portfolio does not include any sub-prime loans.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Balance Sheet Summary

Total Assets. Total assets increased $105.0 million, or 8.8%, to $1.30 billion at December 31, 2007, from $1.19 billion at June 30, 2007. The increases were primarily in the captions of Loans, net and Mortgage Backed Securities Available for Sale, and were primarily funded through increased borrowings.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $36.9 million to $26.6 million at December 31, 2007, from $63.5 million at June 30, 2007. The decrease was a result of utilizing cash to fund loan and growth in securities. The Company had maintained high balances in this category as it believed that this was the most effective temporary investment of funds raised in the initial public offering that were not deployed in longer term assets.

Net Loans. Loans, net increased $107.3 million, or 14.1%, to $865.8 million at December 31, 2007, from $758.5 million at June 30, 2007. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the three months ended December 31, 2007 and 2006 totaled $98.7 million and $41.4 million, respectively. Loan originations for the six months ended December 31, 2007 and 2006 totaled $159.8 million and $85.6 million, respectively. Growth in this asset is consistent with the Company’s business strategy.

Securities Available for Sale. Securities available for sale increased $2.8 million, or 7.9%, to $38.3 million at December 31, 2007 from $35.4 million at June 30, 2007. This increase was due to purchases during the period partially offset by maturities.

Oritani Financial Corp. and Subsidiaries

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $25.6 million, or 11.8%, to $191.8 million at December 31, 2007 from $217.4 million at June 30, 2007. This decrease was due to principal repayments received.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale increased $52.8 million to $91.5 million at December 31, 2007 from $38.8 million at June 30, 2007. This increase was due to purchases of $56.5 million during the period partially offset by principal repayments received.

Federal Home Loan Bank of New York (“FHLB-NY”) Stock. FHLB-NY stock increased $4.9 million, or 46.0%, to $15.5 million at December 31, 2007, from $10.6 million at June 30, 2007. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits. Deposits decreased $8.6 million, or 1.2%, to $687.2 million at December 31, 2007, from $695.8 million at June 30, 2007. The decrease was primarily in our savings account balances which decreased $6.6 million. Deposit growth continues to be challenging in the competitive New Jersey market.

Borrowings. Borrowings increased $108.6 million, or 55.2%, to $305.2 million at December 31, 2007, from $196.7 million at June 30, 2007. The increase in borrowings was required to fund loan growth.

Stockholders’ equity. Stockholders’ equity increased $7.4 million, or 2.7%, to $280.0 million at December 31, 2007, from $272.6 million at June 30, 2007. The increase was due to net income for the six month period augmented by an increase of $900,000 to retained income as a result of the adoption of Financial Interpretation Number 48 on July 1, 2007, as well as an increase in the value of securities classified as available for sale and amortizations related to the ESOP stock.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three and Six Months ended December 31, 2007 and 2006

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2007 and 2006. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2007			December 31, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$828,350	$13,472	6.51%	$678,853	$10,735	6.33%
Securities available for sale	41,038	543	5.29%	10,721	149	5.56%
Securities held to maturity	19,003	314	6.61%	21,207	281	5.30%
Mortgage backed securities available for sale	91,660	1,231	5.37%	15,387	192	4.99%
Mortgage backed securities held to maturity	202,320	1,932	3.82%	250,824	2,421	3.86%
Federal funds sold and short term investments	19,174	230	4.80%	123,949	1,682	5.43%

Total interest-earning assets	1,201,545	17,722	5.90%	1,100,941	15,460	5.62%

Non-interest-earning assets	65,065			66,282

Total assets	$1,266,610			$1,167,223

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	152,589	649	1.70%	245,797	906	1.47%
Money market	42,638	440	4.13%	29,931	283	3.78%
Checking accounts	72,224	219	1.21%	76,108	225	1.18%
Time deposits	416,865	4,919	4.72%	417,706	4,592	4.40%

Total deposits	684,316	6,227	3.64%	769,542	6,006	3.12%
Borrowings	278,225	3,098	4.45%	221,918	2,437	4.39%

Total interest-bearing liabilities	962,541	9,325	3.88%	991,460	8,443	3.41%

Non-interest-bearing liabilities	25,907			23,334

Total liabilities	988,448			1,014,794
Stockholders' equity	278,162			152,429

Total liabilities and stockholders' equity	$1,266,610			$1,167,223

Net interest income		$8,397			$7,017

Net interest rate spread (1)			2.02%			2.21%

Net interest-earning assets (2)	$239,004			$109,481

Net interest margin (3)			2.80%			2.55%

Average of interest-earning assets to interest-bearing liabilities			1.25X			1.11X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2007			December 31, 2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$802,339	$26,244	6.54%	$665,818	$20,958	6.30%
Securities available for sale	39,252	1,045	5.32%	10,610	293	5.52%
Securities held to maturity	18,092	585	6.47%	20,971	520	4.96%
Mortgage backed securities available for sale	68,817	1,862	5.41%	16,088	395	4.91%
Mortgage backed securities held to maturity	206,130	3,979	3.86%	258,377	4,972	3.85%
Federal funds sold and short term investments	40,064	1,050	5.24%	71,936	1,948	5.42%

Total interest-earning assets	1,174,694	34,765	5.92%	1,043,800	29,086	5.57%

Non-interest-earning assets	66,954			62,162

Total assets	$1,241,648			$1,105,962

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	154,183	1,298	1.68%	210,851	1,531	1.45%
Money market	42,036	877	4.17%	28,669	514	3.59%
NOW accounts	73,321	437	1.19%	74,565	444	1.19%
Time deposits	419,391	9,909	4.73%	413,474	8,739	4.23%

Total deposits	688,931	12,521	3.63%	727,559	11,228	3.09%
Borrowings	250,203	5,562	4.45%	204,306	4,442	4.35%

Total interest-bearing liabilities	939,134	18,083	3.85%	931,865	15,670	3.36%

Non-interest-bearing liabilities	26,660			22,546

Total liabilities	965,794			954,411
Stockholders' equity	275,854			151,551

Total liabilities and stockholders' equity	$1,241,648			$1,105,962

Net interest income		$16,682			$13,416

Net interest rate spread (1)			2.07%			2.21%

Net interest-earning assets (2)	$235,560			$111,935

Net interest margin (3)			2.84%			2.57%

Average of interest-earning assets to interest-bearing liabilities			1.25X			1.12X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006.

Net Income. Net income decreased $261,000 or 10.6%, to $2.2 million for the quarter ended December 31, 2007, from net income of $2.5 million for the corresponding 2006 quarter. This decrease was primarily due to increased operating expenses and provision for loan losses, as well as an increased effective tax rate, partially offset by increased net interest income. Over the period, our annualized return on average assets decreased to 0.69% for the 2007 quarter compared to 0.84% for the 2006 quarter.

The net interest income in the 2007 period was positively impacted by the deployment of the funds raised by the Company’s initial public offering, which closed on January 23, 2007. Results for the 2006 periods were enhanced through the reinvestment of the proceeds received from the subscription stock offering.

Oritani Financial Corp. and Subsidiaries

Total Interest Income. Total interest income increased by $2.3 million or 14.6%, to $17.7 million for the three months ended December 31, 2007, from $15.5 million for the three months ended December 31, 2006. The largest increase occurred in interest on loans, which increased $2.7 million or 25.5%, to $13.5 million for the three months ended December 31, 2007, from $10.7 million for the three months ended December 31, 2006. Over that same period, the average balance of loans increased $149.5 million and the yield on the portfolio increased 18 basis points. Interest on mortgage-backed securities available for sale (“MBS AFS”) increased by $1.0 million to $1.2 million for the three months ended December 31, 2007, from $192,000 for the three months ended December 31, 2006. The average balance of MBS AFS increased $76.3 million and the yield on the portfolio increased 38 basis points over that same period. The changes in the average balance and yield were primarily due to purchases that totaled $83.5 million during the twelve months ended December 31, 2007. Interest on federal funds sold and short term investments decreased by $1.5 million for the three months ended December 31, 2007, to $230,000 from $1.7 million for the three months ended December 31, 2006. The average balance of this portfolio decreased $104.8 million and the yield decreased 63 basis points over the period. The portfolio primarily consists of overnight investments. The decrease in the yield was due to a decrease in the market yield for this type of investment. The balance at December 31, 2006 reflects the proceeds from the subscription offering that were deployed in overnight investments.

Total Interest Expense. Total interest expense increased by $882,000, or 10.4%, to $9.3 million for the three months ended December 31, 2007, from $8.4 million for the three months ended December 31, 2006. Interest expense continues to be substantially affected by the current interest rate environment. Market rates for consumer deposits have remained high, and the Bank has increased rates on deposit products in order to minimize outflows and attract new deposit accounts. Interest expense on deposits increased by $221,000, or 3.7%, to $6.2 million for the three months ended December 31, 2007, from $6.0 million for the three months ended December 31, 2006. The average balance of interest bearing deposits decreased $85.2 million and the average cost of these funds increased 52 basis points over this period. The decrease in the average balance of deposits was also impacted by the stock subscription offering. The stock subscription offering caused deposit balances at December 31, 2006 to be inflated. The Company experienced a run off of these deposits during the quarter ended March 31, 2007, after the stock offering closed. Interest expense on borrowings was affected by the higher interest rate environment as well as an increase in the average balance. Interest expense on borrowings increased by $661,000, or 27.1%, to $3.1 million for the three months ended December 31, 2007, from $2.4 million for the three months ended December 31, 2006. The average balance of borrowings increased $56.3 million and the cost increased 6 basis points over these periods. The increase in the average balance was necessary to fund asset growth and offset deposit erosion.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $1.4 million, or 19.7%, to $8.4 million for the three months ended December 31, 2007, from $7.0 million for the three months ended December 31, 2006. The Company’s net interest rate spread decreased to 2.02% for the three months ended December 31, 2007, from 2.21% for the three months ended December 31, 2006. However, the Company’s net interest margin increased to 2.80% for the three months ended December 31, 2007, from 2.55% for the three months ended December 31, 2006. The increased margin is directly attributable to the deployment of the net proceeds raised in the initial public offering. On a linked quarter comparison, the Company’s net interest rate spread decreased 9 basis points to 2.02% from 2.11% for the three months ended September 30, 2007 and the Company’s net interest margin decreased 9 basis points to 2.80% from 2.89% for the three months ended September 30, 2007. The Company’s net interest rate spread is significantly impacted by the interest rate environment. The Company’s interest income is typically more dependent on long term rates while interest expense is typically more dependent on short term rates. The interest rate curve was flat to inverted most of the period. In addition, the federal fund rate exceeded most treasury rates for the majority of the period. These circumstances reduced our interest income and increased our interest expense, thereby decreasing both our spread and margin. Our significant loan growth partially mitigated this impact.

Oritani Financial Corp. and Subsidiaries

Provision for Loan Losses. The Company recorded provisions for loan losses of $950,000 for the three months ended December 31, 2007 as compared to $275,000 for the three months ended December 31, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary factor contributing to the increase in the provision for loan losses between 2007 and 2006 was an increase in loan growth over the periods, particularly in the multifamily, commercial real estate and construction loan portfolios. Loans, net increased $74.7 million during the three months ended December 31, 2007 and $21.6 million during the three months ended December 31, 2006.

Other Income. Other income increased by $101,000, or 9.4%, to $1.2 million for the three months ended December 31, 2007, from $1.1 million for the three months ended December 31, 2006. The primary reason for the increase was due to the real estate investment captions of net real estate operations and income from investments in real estate joint ventures, which increased by $86,000, or 17.2%, to $586,000 for the three months ended December 31, 2007, from $500,000 for the three months ended December 31, 2006. The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.

Other Expenses. Operating expenses increased by $926,000 or 23.2% to $4.9 million for the three months ended December 31, 2007, from $4.0 million for the three months ended December 31, 2006. The primary increase was in the area of compensation, payroll taxes and fringe benefits which increased $811,000, or 29.7%, over the periods. This increase was primarily comprised of a $329,000 increase in compensation, $409,000 in costs associated with the ESOP and a $51,000 increase in payroll taxes.

Income Tax Expense. Income tax expense increased $141,000, or 10.3%, to $1.5 million for the quarter ended December 31, 2007 versus $1.4 million for the quarter ended December 31, 2006. The primary reason for the increase in income tax expense was an increase in the Company’s effective tax rate in 2007 due to changes in New Jersey tax law. The Company’s effective tax rates for the quarters ended December 31, 2007 and 2006 were 40.7% and 35.7%, respectively.

Comparison of Operating Results for the Six Months Ended December 31, 2007 and 2006.

Net Income. Net income increased $720,000 or 16.2%, to $5.2 million for the six months ended December 31, 2007, from net income of $4.4 million for the corresponding 2006 period. This increase was primarily due to increased net interest income partially offset by increased operating expenses and provision for loan losses, as well as an increased effective tax rate. Over the period, our annualized return on average assets increased to 0.83% for the 2007 period compared to 0.80% for the 2006 period.

The net interest income in the 2007 period was positively impacted by the deployment of the funds raised by the Company’s initial public offering, which closed on January 23, 2007. Results for the 2006 periods were enhanced through the reinvestment of the proceeds received from the subscription stock offering.

Total Interest Income. Total interest income increased by $5.7 million, or 19.5%, to $34.8 million for the six months ended December 31, 2007, from $29.1 million for the six months ended December 31, 2006. The largest increase occurred in interest on loans, which increased $5.3 million or 25.2%, to $26.2 million for the six months ended December 31, 2007, from $21.0 million for the six months ended

Oritani Financial Corp. and Subsidiaries

December 31, 2006. Over that same period, the average balance of loans increased $136.5 million and the yield on the portfolio increased 24 basis points. Interest on securities available for sale increased by $752,000, to $1.0 million for the six months ended December 31, 2007, from $293,000 for the six months ended December 31, 2006. The average balance increased $28.6 million and the yield decreased 20 basis points over the period. Interest on mortgage-backed securities held to maturity decreased by $993,000, to $4.0 million for the six months ended December 31, 2007, from $5.0 million for the six months ended December 31, 2006. The average balance decreased $52.2 million and the yield increased 1 basis point over the period. The average balance decrease was due to paydowns in the portfolio as no new investment purchases of this type were made. Interest on MBS AFS increased by $1.5 million to $1.9 million for the six months ended December 31, 2007, from $395,000 for the six months ended December 31, 2006. The average balance of MBS AFS increased $52.7 million and the yield on the portfolio increased 50 basis points over that same period. Interest on federal funds sold and short term investments decreased by $898,000 for the six months ended December 31, 2007, to $1.1 million from $1.9 million for the six months ended December 31, 2006. The average balance of this portfolio decreased $31.9 million and the yield decreased 18 basis points over the period.

Total Interest Expense. Total interest expense increased by $2.4 million, or 15.4%, to $18.1 million for the six months ended December 31, 2007, from $15.7 million for the six months ended December 31, 2006. The factors described above for the three month period also affected the six month period. Interest expense on deposits increased by $1.3 million, or 11.5%, to $12.5 million for the six months ended December 31, 2007, from $11.2 million for the six months ended December 31, 2006. The average balance of interest bearing deposits decreased $38.6 million and the average cost of these funds increased 54 basis points over this period. Interest expense on borrowings increased by $1.1 million, or 25.2%, to $5.6 million for the six months ended December 31, 2007, from $4.4 million for the six months ended December 31, 2006. The average balance of borrowings increased $45.9 million and the cost increased 10 basis points over this period.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $3.3 million, or 24.3%, to $16.7 million for the six months ended December 31, 2007, from $13.4 million for the six months ended December 31, 2006. The Company’s net interest rate spread decreased to 2.07% for the six months ended December 31, 2007, from 2.21% for the six months ended December 31, 2006. The Company’s net interest margin increased to 2.84% for the six months ended December 31, 2007, from 2.57% for the six months ended December 31, 2006. The increased margin is directly attributable to the deployment of the net proceeds raised in the initial public offering.

Provision for Loan Losses. The Company recorded provisions for loan losses of $1.3 million for the six months ended December 31, 2007 as compared to $425,000 for the six months ended December 31, 2006. There were no recoveries or charge-offs in either period and delinquencies were minimal. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary factor contributing to the increase in the provision for loan losses between 2007 and 2006 was an increase in loan growth over the periods, particularly in the multifamily, commercial real estate and construction loan portfolios. Loans, net increased $107.3 million during the six months ended December 31, 2007 and $45.5 million during the six months ended December 31, 2006.

Other Income. Other income increased by $249,000, or 11.0%, to $2.5 million for the six months ended December 31, 2007, from $2.3 million for the six months ended December 31, 2006. The primary change was again in the real estate investment captions of net real estate operations and income from investments in real estate joint ventures, which increased by $228,000, or 20.1%, to $1.4 million for the six months ended December 31, 2007, from $1.1 million for the six months ended December 31, 2006.

Oritani Financial Corp. and Subsidiaries

Other Expenses. Operating expenses increased by $891,000 or 10.8% to $9.1 million for the six months ended December 31, 2007, from $8.2 million for the six months ended December 31, 2006. The increase was again primarily due to compensation, payroll taxes and fringe benefits which increased $793,000, or 13.7%, over the periods. This increase was primarily comprised of a $517,000 increase in compensation, $695,000 in costs associated with the ESOP and a $60,000 increase in payroll taxes partially reduced by a decrease in costs for the defined benefit plan of $498,000.

Income Tax Expense. Income tax expense increased $1.0 million, or 40.4%, to $3.6 million for the six months ended December 31, 2007 versus $2.5 million for the six months ended December 31, 2006. The primary reason for the increase in income tax expense was an increase in income before income tax expense. For the reasons described above, income before income tax expense increased $1.7 million, or 25.0%, to $8.7 million for the six months ended December 31, 2007 versus $7.0 million for the six months ended December 31, 2006. The Company’s effective tax rates for the six months ended December 31, 2007 and 2006 were 40.9% and 36.4%, respectively. The Company’s effective tax rate increased in 2007 due to changes in New Jersey tax law.

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

At December 31, 2007 and at June 30, 2007, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $305.2 million at December 31, 2007, an increase from $196.7 million at June 30, 2007. This increase was primarily the result of funding the strong loan growth and purchases of mortgage backed securities as well as the opportunity to commit to various advances under terms considered to be favorable. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2007, outstanding commitments to originate loans totaled $63.1 million and outstanding commitments to extend credit totaled $70.4 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $360.4 million at December 31, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

Oritani Financial Corp. and Subsidiaries

As of December 31, 2007 the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$290,380	31.9%	$72,740	8.0%
Tier I capital (to risk-weighted assets)	280,198	30.8	36,370	4.0
Tier I capital (to average assets)	280,198	22.1	50,664	4.0

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

Oritani Financial Corp. and Subsidiaries

that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

Management has also engaged the services of a loan review consulting firm which reviews all loans with an outstanding balance in excess of $2.0 million on an annual basis as well as selected loans with lower balances. This firm also classifies the reviewed loans in the same industry standard categories as management.

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

We have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance . The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will effect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans of 1.16% at December 31, 2007 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for monitoring interest rate risk. Oritani Savings Bank has established an Asset/Liability Management Committee, comprised of its President, Senior Vice President, Chief Financial Officer, Executive Vice President-Commercial Lending, Vice President-Mortgage Lending and Vice President-Branch Administration, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports to the Board on a quarterly basis.

Oritani Financial Corp. and Subsidiaries

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

Net Portfolio Value. We compute the amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2007, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
		Estimated Increase (Decrease)					Increase (Decrease) in estimated Net interest income
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
(dollars in thousands)
+200bp	238,321	$(41,922)	(14.96)%	19.62%	(214)	32,512	$(2,174)	(6.27)%
+100bp	262,107	$(18,136)	(6.47)%	20.93%	(83)	33,521	$(1,165)	(3.36)%
0bp	280,242	$—	—	21.76%	—	34,686	$—	0.00%
-100bp	289,130	$8,888	3.17%	21.94%	18	33,336	$(1,350)	(3.89)%
-200bp	284,958	$4,715	1.68%	21.28%	(48)	31,230	$(3,456)	(9.96)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at Decemeber 31, 2007, in the event of a 100 basis point increase in interest rates, we would experience a 6.5% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15.0% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

Oritani Financial Corp. and Subsidiaries

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

Except as to the additional risk factor disclosed below, there have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission.

The Company May Fail to Realize the Anticipated Benefits of the Proposed Merger of Greater Community Bancorp into Oritani Financial Corp.

On November 14, 2007, the Company announced that it had entered into an Agreement and Plan of Merger with Greater Community Bancorp ("GCB"), pursuant to which the GCB will merge with and into the Company, with the Company being the surviving corporation, pending regulatory and GCB shareholder approvals and other customary closing conditions. The success of the proposed merger will depend on, among other things,

Oritani Financial Corp. and Subsidiaries

the Company’s ability to realize anticipated cost savings and to combine the businesses of both companies in a manner that does not materially disrupt the existing customer relationships of Oritani Savings Bank and Greater Community Bank or result in decreased revenues from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and GCB have operated and, until completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of the Company’s or GCB’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Company to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	There were no sales by the registrant of unregistered securities during the past three years.

b)	Not applicable

c)	There were no issuer repurchases of securities during the past three years.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on November 21, 2007. There were outstanding and entitled to vote at the Meeting 40,552,162 shares of Common Stock of the Company, including 27,575,475 shares held by Oritani Financial Corp., MHC, the mutual holding company parent of the Company that held 68.0% of the outstanding stock. Oritani Financial Corp., MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 39,355,847 shares of Common Stock representing 97.0% of the total eligible votes to be cast. The proposals considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders were as follows:

Proposal 1. The election of two directors, each for a three-year term.

Name	For	Withheld
Nicholas Antonaccio	39,076,569	279,278
Kevin J. Lynch	39,087,117	268,730

Proposal 2. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

For	Against	Abstain
39,251,701	69,585	34,561

Item 5.	Other Information

Not applicable

Oritani Financial Corp. and Subsidiaries

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: February 8, 2008	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 8, 2008	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer