Form 10-Q
period 2008-03-31
Oritani Financial Corp.
filed 2008-05-12
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission File No. 001-33223

Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

United States	22-3617996
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

370 Pascack Road, Township of Washington, New Jersey 07676
(Address of Principal Executive Offices)

(201) 664-5400
(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)       Smaller Reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO X

As of May 12, 2008 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 27,575,476, or 68%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
March 31, 2008 and June 30, 2007
(in thousands, except share data)

	March 31,	June 30,
Assets	2008	2007
	(unaudited)
Cash on hand and in banks	$6,753	$7,823
Federal funds sold and short term investments	78,723	55,703
Cash and cash equivalents	85,476	63,526

Loans, net	910,390	758,542
Securities held to maturity, estimated market value of
$3,029 and $5,347 at March 31, 2008 and
June 30, 2007, respectively	3,000	5,415
Securities available for sale, at market value	28,365	35,443
Mortgage-backed securities held to maturity, estimated
market value of $177,732 and $210,505 at
March 31, 2008 and June 30, 2007, respectively	178,324	217,406
Mortgage-backed securities available for sale,
at market value	114,260	38,793
Bank Owned Life Insurance (at cash surrender value)	26,152	25,365
Federal Home Loan Bank of New York stock, at cost	19,297	10,619
Accrued interest receivable	6,069	4,973
Investments in real estate joint ventures, net	5,793	6,200
Real estate held for investment	2,890	2,492
Office properties and equipment, net	8,473	8,361
Other assets	17,546	17,308
	$1,406,035	$1,194,443

Liabilities
Deposits	$703,253	$695,757
Borrowings	389,512	196,661
Advance payments by borrowers for taxes and
insurance	6,337	5,684
Accrued taxes payable	1,806	1,463
Official checks outstanding	2,036	5,050
Other liabilities	19,663	17,258
Total liabilities	1,122,607	921,873

Stockholders' Equity
Preferred stock, $0.01 par value; 10,000,000 shares
authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized;
40,552,162 issued and outstanding at
March 31, 2008 and June 30, 2007	130	130
Additional paid-in capital	127,933	127,710
Unallocated common stock held by the employee stock
ownership plan	(14,903)	(15,499)
Retained income	169,733	161,300
Accumulated other comprehensive income (loss), net of tax	535	(1,071)
Total stockholders' equity	283,428	272,570

	$1,406,035	$1,194,443

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three and Nine Months Ended March 31, 2008 and 2007
(unaudited)

	Three months ended		Nine months ended
	March 31		March 31
	2008	2007	2008	2007
Interest income:	(in thousands, except per share data)
Interest on mortgage loans	$14,173	$11,439	$40,417	$32,397
Interest on securities held to maturity	349	281	934	801
Interest on securities available for sale	373	260	1,418	553
Interest on mortgage-backed securities held to maturity	1,787	2,322	5,766	7,294
Interest on mortgage-backed securities available for sale	1,285	178	3,147	573
Interest on federal funds sold and short term investments	351	3,285	1,401	5,233
Total interest income	18,318	17,765	53,083	46,851

Interest expense:
Deposits and stock subscription proceeds	5,943	6,276	18,464	17,504
Borrowings	3,651	2,395	9,213	6,837
Total interest expense	9,594	8,671	27,677	24,341

Net interest income before provision for loan losses	8,724	9,094	25,406	22,510

Provision for loan losses	750	350	2,050	775
Net interest income	7,974	8,744	23,356	21,735

Other income:
Service charges	292	261	836	794
Real estate operations, net	272	170	1,036	703
Income from investments in real estate joint ventures	281	327	879	928
Bank-owned life insurance	264	245	787	728
Net gain on sale of assets	—	514	—	514
Net loss on the write down of securities	(352)	—	(352)	—
Other income	34	195	108	299
Total other income	791	1,712	3,294	3,966

Operating expenses:
Compensation, payroll taxes and fringe benefits	3,231	2,875	9,815	8,667
Advertising	128	125	376	375
Office occupancy and equipment expense	435	360	1,223	1,134
Data processing service fees	268	263	792	774
Federal insurance premiums	25	23	72	68
Telephone, Stationary, Postage and Supplies	114	104	313	289
Insurance, Legal, Audit and Accounting	395	141	805	505
Contribution to charitable foundation	—	9,110	—	9,110
Other expenses	155	133	495	462
Total operating expenses	4,751	13,134	13,891	21,384

Income (loss) before income tax expense (benefit)	4,014	(2,678)	12,759	4,317
Income tax expense (benefit)	1,649	(1,548)	5,226	999
Net income (loss)	$2,365	$(1,130)	$7,533	$3,318

Basic income (loss) per common share	$0.06	(0.09)	$0.19	n/a

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Nine Months ended March 31, 2008 and 2007 (unaudited)
(In thousands)

					Accumu-
					lated
			Un-		other
			allocated		compre-
			common		hensive	Total
		Additional	stock		income	stock-
	Common	paid-in	held by	Retained	(loss),	holders'
	Stock	capital	ESOP	income	net of tax	equity
Balance at June 30, 2006	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	3,318	—	3,318
Unrealized holding gain on securities
available for sale arising during
year, net of tax of $39	—	—	—	—	70	70
Total comprehensive income						3,388
Sale of 12,976,686 shares of common
stock in the initial public offering
and issuance of 27,575,476 shares
to the mutual holding company	130	127,500	—	—	—	127,630
Purchase of common stock by the
ESOP	—	—	(15,896)	—	—	(15,896)
ESOP shares allocated or committed
to be released	—	107	198	—	—	305

Balance at March 31, 2007	$130	$127,607	$(15,698)	$153,584	$(60)	$265,563

Balance at June 30, 2007	$130	$127,710	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	7,533	—	7,533
Unrealized holding gain on securities
available for sale arising during
year, net of tax of $1,062	—	—	—	—	1,537	1,537
Amortization related to post-
retirement obligations, net of
tax of $46	—	—	—	—	69	69
Total comprehensive income						9,139
Cumulative transition adjustment
related to the adoption of FIN 48	—	—	—	900	—	900
ESOP shares allocated or committed
to be released	—	223	596	—	—	819

Balance at March 31, 2008	$130	$127,933	$(14,903)	$169,733	$535	$283,428

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
Nine months ended March 31, 2008 and 2007 (unaudited)
	Nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:	(in thousands)
Net income	$7,533	$3,318
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	-	8,110
ESOP shares allocated or committed to be released	819	305
Depreciation of premises and equipment	397	528
Amortization and accretion of premiums and discounts, net	187	347
Provision for losses on loans	2,050	775
Amortization and accretion of deferred loan fees, net	(546)	(511)
Increase in deferred taxes	(98)	(5,456)
Impairment charge on securities	352	-
Gain on sale of fixed assets	-	(514)
Increase in cash surrender value of bank owned life insurance	(787)	(728)
Income from real estate held for investment	(507)	(703)
Income from real estate joint ventures	(879)	(928)
Increase in accrued interest receivable	(1,096)	(575)
(Increase) decrease in other assets	(1,134)	1,278
Decrease in other liabilities	783	4,781
Net cash provided by operating activities	7,074	10,027

Cash flows from investing activities:
Net increase in loans receivable	(152,002)	(72,600)
Purchase of mortgage loans	(1,350)	(6,960)
Purchase of securities held to maturity	-	(5,000)
Purchase of securities available for sale	(17,718)	(15,000)
Purchase of mortgage-backed securities held to maturity	-	(4,886)
Purchase of mortgage-backed securities available for sale	(82,145)	-
Purchase of Federal Home Loan Bank of New York stock	(8,678)	(2,387)
Principal payments on mortgage-backed securities held to maturity	38,800	46,332
Principal payments on mortgage-backed securities available for sale	8,816	4,267
Proceeds from calls and maturities of securities held to maturity	2,415	-
Proceeds from calls and maturities of securities available for sale	25,000	23,000
Additional investment in real estate held for investment	(503)	-
Distributions received from real estate held for investment	426	467
Distributions received from real estate joint ventures	1,324	872
Purchase of fixed assets	(509)	(356)
Proceeds from sale of fixed assets	-	1,973
Net cash used in investing activities	(186,124)	(30,278)

Cash flows from financing activities:
Net increase in deposits	7,496	15,889
Net proceeds from sale of common stock	-	119,627
Purchase of common stock for ESOP	-	(15,896)
Increase in advance payments by borrowers for taxes and insurance	653	219
Proceeds from borrowed funds	195,000	103,400
Repayment of borrowed funds	(2,149)	(50,276)
Net cash provided by financing activities	201,000	172,963

Net increase in cash and cash equivalents	21,950	152,712
Cash and cash equivalents at beginning of period	63,526	7,274
Cash and cash equivalents at end of period	$85,476	$159,986

Supplemental cash flow information:
Cash paid during the period for:
Interest	$26,753	$23,711
Income taxes	$5,354	$2,388
Non cash borrowing activity	$-	$(544)

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Savings Bank (the Bank), Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Savings Bank, Ormon LLC (Ormon), and Oritani Asset Corporation (a real estate investment trust), collectively, the “Company.”

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of March 31, 2008, no dilutive securities were outstanding.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

3. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:

	March 31, 2008	June 30, 2007
	(In thousands)
Conventional one to four family	$216,230	$188,941
Multifamily and commercial real estate	519,362	451,131
Second mortgage and equity loans	63,193	65,240
Construction loans	121,200	62,704
Other loans	3,291	1,140
Total loans	923,276	769,156
Less:
Deferred loan fees, net	1,954	1,732
Allowance for loan losses	10,932	8,882
Total loans, net	$910,390	$758,542

The activity in the allowance for loan losses is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	(In thousands)		(In thousands)
	2008	2007	2008	2007
Balance at beginning of period	$10,182	$8,097	$8,882	$7,672
Provisions charged to operations	750	350	2,050	775
Balance at end of period	$10,932	$8,447	$10,932	$8,447

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

4. Deposits

Deposits are summarized as follows:

	March 31, 2008	June 30, 2007
	(In thousands)

Checking accounts	$76,683	$75,510
Money market deposit accounts	53,391	41,029
Savings accounts	150,260	156,670
Time deposits	422,919	422,548
Total deposits	$703,253	$695,757

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

6. Recent Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, was issued. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement was effective for public and nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. As of March 31, 2008, Oritani Financial Corp. had not adopted a stock-based incentive plan. Management will evaluate the impact on the results of operations or financial condition of this standard if such plan is adopted.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of operations.

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

Oritani Financial Corp. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Termination of merger

On March 19, 2008, the Company and Greater Community Bancorp (“GCB”) entered into a Mutual Termination Agreement terminating the agreement and plan of merger by and between GCB and the Company dated November 13, 2007. Under the Mutual Termination Agreement, GCB paid $700,000 to the Company. These funds were intended to offset the Company’s estimated costs associated with the merger. Actual costs associated with the merger exceeded the estimated costs by $55,000. This excess was expensed as of March 31, 2008. The charge was included in Other Expenses and was a contributing factor to the increase in insurance, legal, audit and accounting expenses for the March 31, 2008 period.

Executive Summary

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Savings Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Savings Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Savings Bank and two limited liability companies that own a variety of real estate investments. In addition, Oritani Financial Corp. has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) Oritani Financial Corp. has an ownership interest. Oritani Savings Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

Oritani Financial Corp. and Subsidiaries

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Our primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending. We do not originate or purchase sub-prime loans, and our loan portfolio does not include any such loans.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Balance Sheet Summary

Total Assets.  Total assets increased $211.6 million, or 17.7%, to $1.41 billion at March 31, 2008, from $1.19 billion at June 30, 2007.  The increases were primarily in the captions of loans and MBS AFS, and were primarily funded through increased borrowings and redeployment of funds from the MBS HTM portfolio.

Cash and Cash Equivalents.  Cash and cash equivalents (which include fed funds and short term investments) increased $22.0 million to $85.5 million at March 31, 2008, from $63.5 million at June 30, 2007.  The Company had a high balance in this category at March 31, 2008 as liquid assets were accumulated in preparation for the cash requirements associated with the anticipated merger with Greater Community Bancorp as well as the loan pipeline. While the funds are no longer needed for the merger, they will be deployed in loans. At March 31, 2008, loan commitments totaled $65.3 million, outstanding commitments to extend credit totaled $79.1 million and there were an additional $39.9 million in loans that were in the process of being underwritten.

Net Loans.  Loans, net increased $151.8 million, or 20.0%, to $910.4 million at March 31, 2008, from $758.5 million at June 30, 2007.  The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans.  Loan originations for the nine months ended March 31, 2008 totaled $230.7 million.

The allowance for loan losses increased $2.05 million to $10.9 million at March 31, 2008 from $8.9 million at June 30, 2007. The increase in allowance primarily reflects the overall growth in the loan portfolio, particularly in the multi-family and commercial real estate portfolios. The allowance for loan losses also reflects the overall inherent credit risk in our loan portfolio, the level of our non-performing loans and our charge-off experience. There were no recoveries or charge-offs during the period. Delinquencies had been minimal; however, as detailed in the chart below, there was an increase in delinquencies as of March 31, 2008. The increase in delinquencies was a factor in the increase in the allowance for loan losses, which resulted in larger provisions in the March 31, 2008 period.

Oritani Financial Corp. and Subsidiaries

Delinquency Totals
	03/31/08	12/31/07	09/30/07	06/30/07
	(in thousands)
30 - 59 days past due	$24,189	$343	$1,553	$594
60 - 89 days past due	14,034	-	-	-
90 or more days past due	384	-	555	-
Total	$38,607	$343	$2,108	$594

There are three large loans in the 30-59 day category that comprise $22.6 million of the balance of that category. Two of these three loans are to the same borrower. Oritani remains in close contact with these borrowers and expects that the borrowers will soon be able to resume timely payments. Payments have been received on all three of these loans subsequent to March 31, 2008 and one of the loans is now current. These loans are protected by strong loan to value ratios. Two of the loans in the 60-89 day category at March 31, 2008 total $13.8 million and are also to one borrower (but a different borrower than the one described above). The loans are secured by a condominium construction project and raw land with all building approvals. Oritani has an additional loan of $316,000 to this borrower that is current. The borrower is also experiencing difficulties with other lenders on unrelated projects. Oritani is presently negotiating a workout with this borrower whereby Oritani may advance additional funds which, if agreed upon, is expected to strengthen Oritani’s loan position. These negotiations are ongoing and payments have not been received on these two loans. As of April 30, 2008, these two loans were greater than 90 days delinquent and placed on nonaccrual. There were two loans in the greater than 90 day category at March 31, 2008. As of April 2008, one of these loans had paid in full and the other is now current.

Securities Available for Sale.  Securities available for sale decreased $7.1 million, or 20.0%, to $28.4 million at March 31, 2008 from $35.4 million at June 30, 2007.  This decrease was due to security maturities and calls, partially offset by purchases during the period.

Mortgage-Backed Securities Held to Maturity.  Mortgage-backed securities held to maturity decreased $39.1 million, or 18.0%, to $178.3 million at March 31, 2008 from $217.4 million at June 30, 2007.  This decrease was due to principal repayments received on this portfolio.

Mortgage-Backed Securities Available for Sale.  Mortgage-backed securities available for sale increased $75.5 million to $114.3 million at March 31, 2008 from $38.8 million at June 30, 2007.  This increase was due to purchases of $82.1 million during the period partially offset by principal repayments received on this portfolio.

Federal Home Loan Bank of New York (“FHLB-NY”) Stock. FHLB-NY stock increased $8.7 million, or 81.7%, to $19.3 million at March 31, 2008, from $10.6 million at June 30, 2007.  Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits.  Deposits increased $7.5 million, or 1.1%, to $703.3 million at March 31, 2008, from $695.8 million at June 30, 2007.  On a linked quarter comparison, deposits increased $16.1 million, or 2.3%, from $687.2 million at December 31, 2007.

Oritani Financial Corp. and Subsidiaries

Borrowings.  Borrowings increased $192.9 million, or 98.1%, to $389.5 million at March 31, 2008, from $196.7 million at June 30, 2007.  Borrowings have been utilized by the Company to assist in interest rate risk management and to fund asset growth, as deposit growth has been limited.

Stockholders’ equity.  Stockholders’ equity increased $10.9 million, or 4.0%, to $283.4 million at March 31, 2008, from $272.6 million at June 30, 2007.  The increase was due to net income for the nine month period augmented by an increase of $900,000 to retained income as a result of the adoption of Financial Interpretation Number 48 on July 1, 2007, as well as an increase in the value of securities classified as available for sale and amortizations related to the ESOP stock.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three and Nine Months ended March 31, 2008 and 2007

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2008 and 2007. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	March 31, 2008				March 31, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$885,223	$14,173	6.40%		$709,215	$11,439	6.45%
Securities available for sale	31,419	373	4.75		19,182	260	5.42
Securities held to maturity	20,075	349	6.95		17,676	281	6.36
Mortgage backed securities available for sale	99,854	1,285	5.15		14,229	178	5.00
Mortgage backed securities held to maturity	185,414	1,787	3.86		240,214	2,322	3.87
Federal funds sold and short term investments	44,737	351	3.14		244,699	3,285	5.37
Total interest-earning assets	1,266,722	18,318	5.78		1,245,215	17,765	5.71
Non-interest-earning assets	73,147				60,603
Total assets	$1,339,869				$1,305,818

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	149,229	587	1.57%		286,778	914	1.27%
Money market	48,793	439	3.60		40,561	329	3.24
NOW accounts	73,862	203	1.10		70,737	204	1.15
Time deposits	418,681	4,714	4.50		427,894	4,829	4.51
Total deposits	690,565	5,943	3.44		825,970	6,276	3.04
Borrowings	340,138	3,651	4.29		221,543	2,395	4.32
Total interest-bearing liabilities	1,030,703	9,594	3.72		1,047,513	8,671	3.31
Non-interest-bearing liabilities	27,751				22,659
Total liabilities	1,058,454				1,070,172
Stockholders' equity	281,415				235,646
Total liabilities and stockholders' equity	$1,339,869				$1,305,818

Net interest income		$8,724				$9,094
Net interest rate spread (1)			2.06%				2.40%
Net interest-earning assets (2)	$236,019				$197,702
Net interest margin (3)			2.75%				2.92%
Average of interest-earning assets to interest-bearing liabilities			1.23	X			1.19	X

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

	Average Balance Sheet and Yield/Rate Information
	For the Nine months Ended
	March 31, 2008			March 31, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$829,967	$40,417	6.49%	$680,284	$32,397	6.35%
Securities available for sale	36,641	1,418	5.16%	13,468	553	5.47%
Securities held to maturity	18,753	934	6.64%	19,873	801	5.37%
Mortgage backed securities available for sale	79,163	3,147	5.30%	15,468	573	4.94%
Mortgage backed securities held to maturity	199,225	5,766	3.86%	252,323	7,294	3.85%
Federal funds sold and short term investments	41,622	1,401	4.49%	129,524	5,233	5.39%
Total interest-earning assets	1,205,371	53,083	5.87%	1,110,940	46,851	5.62%
Non-interest-earning assets	69,018			61,640
Total assets	$1,274,389			$1,172,580

Interest-bearing liabilities:
Savings deposits & stock subscription proceeds	152,576	1,885	1.65%	236,161	2,446	1.38%
Money market	44,128	1,317	3.98%	32,633	843	3.44%
NOW accounts	73,662	640	1.16%	73,289	648	1.18%
Time deposits	419,109	14,622	4.65%	418,280	13,567	4.32%
Total deposits	689,475	18,464	3.57%	760,363	17,504	3.07%
Borrowings	280,181	9,213	4.38%	210,052	6,837	4.34%
Total interest-bearing liabilities	969,656	27,677	3.81%	970,415	24,341	3.34%
Non-interest-bearing liabilities	27,025			22,582
Total liabilities	996,681			992,997
Stockholders' equity	277,708			179,583
Total liabilities and stockholder's equity	$1,274,389			$1,172,580

Net interest income		$25,406			$22,510
Net interest rate spread (1)			2.06%			2.28%
Net interest-earning assets (2)	$235,715			$140,525
Net interest margin (3)			2.81%			2.70%
Average of interest-earning assets to interest-bearing liabilities			1.24X			1.14X

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007.

Net Income.  Net income increased $3.5 million to $2.4 million for the quarter ended March 31, 2008, from a net loss of $1.1 million for the corresponding 2007 quarter.  The results for the 2007 period were impacted by several non-recurring transactions, notably a $9.1 million contribution to the OritaniSavingsBank Charitable Foundation. The 2007 period was also positively impacted by a pre-tax gain of $514,000 regarding a previous transfer of the Company’s former headquarters and the reinvestment of the proceeds related to the subscription stock offering, including oversubscriptions. Results for the 2008 quarter were negatively impacted by a $352,000 pre tax impairment charge related to three equity investments. Our annualized return on average assets was 0.71% and our annualized return on average equity was 3.36% for the quarter ended March 31, 2008.

Oritani Financial Corp. and Subsidiaries

Total Interest Income.  Total interest income increased by $553,000 or 3.1%, to $18.3 million for the three months ended March 31, 2008, from $17.8 million for the three months ended March 31, 2007. The largest increase occurred in interest on loans, which increased $2.7 million, or 23.9%, to $14.2 million for the three months ended March 31, 2008, from $11.4 million for the three months ended March 31, 2007.  Over that same period, the average balance of loans increased $176.0 million while the yield on the portfolio decreased 5 basis points.  Interest on mortgage-backed securities available for sale (“MBS AFS”) increased by $1.1 million to $1.3 million for the three months ended March 31, 2008, from $178,000 for the three months ended March 31, 2007.  The average balance of MBS AFS increased $85.6 million and the yield on the portfolio increased 15 basis points over that same period.  The changes in the average balance and yield were primarily due to purchases that totaled $109.2 million during the twelve months ended March 31, 2008.  All investment purchases that have occurred over that period were classified as available for sale in order to provide balance sheet management flexibility. Interest on mortgage-backed securities held to maturity (“MBS HTM”) decreased by $535,000 to $1.8 million for the three months ended March 31, 2008, from $2.3 million for the three months ended March 31, 2007.  The average balance of MBS HTM decreased $54.8 million and the yield on the portfolio decreased by 1 basis point over that same period.  The decreased average balance was due to principal paydowns received on the portfolio that were reinvested in other interest-earning assets. Interest on federal funds sold and short term investments decreased by $2.9 million for the three months ended March 31, 2008, to $351,000 from $3.3 million for the three months ended March 31, 2007.  The results for the 2007 period were boosted by the deployment of the funds received in the subscription offering. The average balance of this portfolio decreased $200.0 million and the yield decreased 223 basis points over the period.  The portfolio primarily consists of overnight investments.  The decrease in the yield is due to a decrease in the market yield for this type of investment.

Total Interest Expense. Total interest expense increased by $923,000, or 10.6%, to $9.6 million for the three months ended March 31, 2008, from $8.7 million for the three months ended March 31, 2007. Interest expense on deposits decreased by $333,000, or 5.3%, to $5.9 million for the three months ended March 31, 2008, from $6.3 million for the three months ended March 31, 2007.  The average balance of interest bearing deposits decreased $135.4 million and the average cost of these funds increased 40 basis points over this period.  The decrease in the average balance of deposits was impacted by the stock subscription offering. The stock subscription offering caused deposit balances to be inflated and cost of funds to be understated, particularly during the quarter ended March 31, 2007. The average balance of such funds for the quarter ended March 31, 2007 was $123.7 million and the interest rate paid on these funds was 1.00%. Market rates also affected the Company’s cost of funds. On a linked quarter comparison, however, the Company’s interest-bearing deposit balances increased while the costs decreased. The average balance of deposits increased $6.2 million for the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007; and the average cost decreased 20 basis points over this same period. Interest expense on borrowings increased by $1.3 million to $3.7 million for the three months ended March 31, 2008, from $2.4 million for the three months ended March 31, 2007.  The average balance of borrowings increased $118.6 million and the cost decreased 3 basis points over these periods.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $370,000, or 4.1%, to $8.7 million for the three months ended March 31, 2008, from $9.1 million for the three months ended March 31, 2007. The Company’s net interest rate spread decreased to 2.06% for the three months ended March 31, 2008, from 2.40% for the three months ended March 31, 2007.  The increased spread in the 2007 quarter is partially attributable to the proceeds related to the subscription stock offering. On a linked quarter comparison (quarter ended March 31, 2008 versus quarter ended December 31, 2007), the Company’s net interest rate spread increased 4 basis points, from 2.02%.

Oritani Financial Corp. and Subsidiaries

Provision for Loan Losses.  The Company recorded a provision for loan losses of $750,000 for the three months ended March 31, 2008 as compared to $350,000 for the three months ended March 31, 2007.  The Company’s allowance for loan losses is analyzed quarterly and many factors are considered.  The primary reason for the provision recorded was to address loan growth that occurred during the periods, particularly in the multifamily and commercial real estate loan portfolios. There were no recoveries or charge-offs in any of the periods. Delinquencies had been minimal; however, there was an increase in delinquencies as of March 31, 2008. The increase in delinquencies was a factor in the increase in the allowance for loan losses, which resulted in larger provisions in the March 31, 2008 periods. See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2008 and June 30, 2007.”

Other Income.  Other income decreased by $921,000 to $791,000 for the three months ended March 31, 2008, from $1.7 million for the three months ended March 31, 2007.  There were several non-recurring items contributing to this decrease. Results for the quarter ended March 31, 2007 were positively impacted by a $514,000 gain recognized on the previous sale of the Company’s former headquarters in Hackensack, NJ. Results for the 2007 period were also positively impacted by the float earnings on the oversubscription funds returned to subscribers. This was the principle reason for the $161,000 decrease in the “other” portion of other income between the 2008 and 2007 quarters. In addition, results for the quarter ended March 31, 2008 were reduced due to the recognition of a $352,000 impairment charge taken regarding three equity securities in the Bank’s securities AFS portfolio.

Operating Expense.  Operating expenses decreased by $8.4 million to $4.8 million for the three months ended March 31, 2008, from $13.1 million for the three months ended March 31, 2007. The 2007 period included a $9.1 million contribution to the OritaniSavingsBank Charitable Foundation that was donated in conjunction with the initial stock offering. There was no such contribution in 2008. This decrease was partially offset by increases in the captions of compensation, payroll taxes and fringe benefits; and insurance, legal, audit and accounting. The compensation related caption increased $356,000, or 12.4%, over the periods.  This increase was primarily due to increases in compensation, director fees and nonqualified benefit plans. The insurance related caption increased $254,000 over the periods. This increase was primarily due to increases in legal fees of $87,000, external audit fees of $113,000 and internal audit/consulting fees of $30,000. A portion of the increases in external audit fees and internal audit/consulting fees is due to the implementation and certification of controls related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).

Income Tax Expense.  Income tax expense for the three months ended March 31, 2008 was $1.6 million, due to pre-tax income of $4.0 million, resulting in an effective tax rate of 41.1%.  For the three months ended March 31, 2007, income tax benefit was $1.5 million, due to a pre-tax loss of $2.7 million, resulting in an effective tax rate of 57.8%.  Various factors contribute to differences between pre-tax book income and taxable income. The contribution to OritaniSavingsBank Charitable Foundation created a substantial difference between pre-tax book income and taxable income. The tax deduction generated by this contribution was much larger than the associated book expense, and caused the unusual effective rates in the 2007 periods.

Comparison of Operating Results for the Nine Months Ended March 31, 2008 and 2007.

Net Income.   Net income increased $4.2 million to $7.5 million for the nine months ended March 31, 2008, from net income of $3.3 million for the corresponding 2007 period.  Our annualized return on average assets was 0.79% and our annualized return on average equity was 3.62% for the nine month period ended March 31, 2008, versus 0.38% and 2.46% for the nine month period ended March 31, 2007, respectively.

Oritani Financial Corp. and Subsidiaries

Total Interest Income.  Total interest income increased by $6.2 million, or 13.3%, to $53.1 million for the nine months ended March 31, 2008, from $46.9 million for the nine months ended March 31, 2007. The increase in total interest income is more pronounced in the nine month period comparison because the effect of the reinvestment of the proceeds related to the subscription stock offering primarily occurred during the quarter ended March 31, 2007. The largest increase in the nine month comparison of total interest income occurred in interest on loans, which increased $8.0 million, or 24.8%, to $40.4 million for the nine months ended March 31, 2008, from $32.4 million for the nine months ended March 31, 2007.  Over that same period, the average balance of loans increased $149.7 million and the yield on the portfolio increased 14 basis points.  Interest on securities available for sale increased by $865,000, to $1.4 million for the nine months ended March 31, 2008, from $553,000 for the nine months ended March 31, 2007.  The average balance increased $23.2 million and the yield decreased 31 basis points over the period.  Interest on mortgage-backed securities held to maturity decreased by $1.5 million, to $5.8 million for the nine months ended March 31, 2008, from $7.3 million for the nine months ended March 31, 2007.  The average balance decreased $53.1 million and the yield increased 1 basis point over the period.  The average balance decrease was due to paydowns in the portfolio as no new investment purchases of this type were made.  Interest on MBS AFS increased by $2.6 million to $3.1 million for the nine months ended March 31, 2008, from $573,000 for the nine months ended March 31, 2007.  The average balance of MBS AFS increased $63.7 million and the yield on the portfolio increased 36 basis points over that same period.  Interest on federal funds sold and short term investments decreased by $3.8 million for the nine months ended March 31, 2008, to $1.4 million from $5.2 million for the nine months ended March 31, 2007.  The average balance of this portfolio decreased $87.9 million and the yield decreased 90 basis points over the period.

Total Interest Expense. Total interest expense increased by $3.3 million, or 13.7%, to $27.7 million for the nine months ended March 31, 2008, from $24.3 million for the nine months ended March 31, 2007.  The factors described above for the three month period also affected the nine month period.  Interest expense on deposits increased by $960,000, or 5.5%, to $18.5 million for the nine months ended March 31, 2008, from $17.5 million for the nine months ended March 31, 2007.  The average balance of interest bearing deposits decreased $70.9 million and the average cost of these funds increased 50 basis points over this period.  Interest expense on borrowings increased by $2.4 million, or 34.8%, to $9.2 million for the nine months ended March 31, 2008, from $6.8 million for the nine months ended March 31, 2007.  The average balance of borrowings increased $70.1 million and the cost increased 4 basis points over this period.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.9 million, or 12.9%, to $25.4 million for the nine months ended March 31, 2008, from $22.5 million for the nine months ended March 31, 2007. The Company’s net interest rate spread decreased to 2.06% for the nine months ended March 31, 2008, from 2.28% for the nine months ended March 31, 2007.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $2.1 million for the nine months ended March 31, 2008 as compared to $775,000 for the nine months ended March 31, 2007.  The Company’s allowance for loan losses is analyzed quarterly and many factors are considered.  The primary reason for the provision recorded was to address loan growth that occurred during the periods, particularly in the multifamily and commercial real estate loan portfolios. There were no recoveries or charge-offs in any of the periods. Delinquencies had been minimal; however, there was an increase in delinquencies as of March 31, 2008. The increase in delinquencies was a factor in the increase in the allowance for loan losses, which resulted in larger provisions in the March 31, 2008 periods. See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2008 and June 30, 2007.”

Oritani Financial Corp. and Subsidiaries

Other Income.  Other income decreased by $672,000, or 16.9%, to $3.3 million for the nine months ended March 31, 2008, from $4.0 million for the nine months ended March 31, 2007.  The nine month periods were affected by the items described above for the three month periods. These items were partially offset in the nine month period by net increases in the real estate investment captions of net real estate operations and income from investments in real estate joint ventures. On a combined basis, these real estate captions increased by $284,000, or 17.4%, to $1.9 million for the nine months ended March 31, 2008, from $1.6 million for the nine months ended March 31, 2007.  The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.

Operating Expense.  Operating expense decreased by $7.5 million to $13.9 million for the nine months ended March 31, 2008, from $21.4 million for the nine months ended March 31, 2007. The primary reason for the decrease was due to the $9.1 million charitable contribution that occurred in the 2007 period. The decrease was partially offset by an increase in compensation, payroll taxes and fringe benefits. This caption increased by $1.1 million to $9.8 million for the nine months ended March 31, 2008, from $8.7 million for the nine months ended March 31, 2007. This increase was primarily comprised of a $636,000 increase in compensation, $514,000 in costs associated with the ESOP, a $255,000 increase in nonqualified benefit plans, a $103,000 increase in employee insurance expenses and a $45,000 increase in directors’ fees; partially reduced by a decrease in pension cost of $498,000.

Income Tax Expense.  Income tax expense for the nine months ended March 31, 2008, was $5.2 million, due to pre-tax income of $12.8 million, resulting in an effective tax rate of 41.0%.  For the nine months ended March 31, 2007, income tax expense was $1.0 million, due to pre-tax income of $4.3 million, resulting in an effective tax rate of 23.2%.  Various factors contribute to differences between pre-tax book income and taxable income. The contribution to OritaniSavingsBank Charitable Foundation created a substantial difference between pre-tax book income and taxable income. The tax deduction generated by this contribution was much larger than the associated book expense, and caused the unusual effective rates in the 2007 periods.

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

At March 31, 2008 and at June 30, 2007, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $389.5 million at March 31, 2008, an increase from $196.7 million at June 30, 2007. This increase was primarily the result of funding the strong loan growth and purchases of mortgage backed securities as well as the opportunity to commit to various advances under terms considered to be favorable. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2008, outstanding commitments to originate loans totaled $65.3 million and outstanding commitments to extend credit totaled $79.1 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Oritani Financial Corp. and Subsidiaries

Time deposits scheduled to mature in one year or less totaled $356.7 million at March 31, 2008. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

As of March 31, 2008 the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$293,763	31.0%	$75,707	8.0%
Tier I capital (to risk-weighted assets)	282,831	29.9	37,853	4.0
Tier I capital (to average assets)	282,831	21.1	53,595	4.0

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

Oritani Financial Corp. and Subsidiaries

Management has also engaged the services of a loan review consulting firm. The current scope of loan reviews by this firm is 65% of the total balance of non-residential loans on an annual basis . This firm also classifies the reviewed loans in the same industry standard categories as management.

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

We have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance. The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will effect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans of 1.18% at March 31, 2008 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in several factors, notably interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

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

Oritani Financial Corp. and Subsidiaries

The table below sets forth, as of March 31, 2008, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
Change in Interest Rates		Estimated Increase (Decrease)			Increase (Decrease)	Estimated Net	Increase (Decrease) in estimated Net interest income
(basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Interest Income	Amount	Percent
(dollars in thousands)
+200bp	240,324	$(29,920)	(11.07)%	18.06%	(124)	37,337	$(1,844)	(4.71)%
+100bp	261,026	$(9,218)	(3.41)%	19.06%	(24)	38,583	$(598)	(1.53)%
0bp	270,244	$-	-	19.30%	-	39,181	$-	0.00%
-100bp	281,108	$10,864	4.02%	19.56%	26	36,258	$(2,923)	(7.46)%
-200bp	270,631	$387	0.14%	18.56%	75	32,312	$(6,869)	(17.53)%

(1) Assumes an instantaneous uniform change in interest rates at all maturities.
(2) NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4) NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2008, in the event of a 100 basis point increase in interest rates, we would experience a 3.4% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 11.1% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Oritani Financial Corp. and Subsidiaries

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	There were no sales by the registrant of unregistered securities during the past three years.

b)	Not applicable

c)	There were no issuer repurchases of securities during the past three years.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of the Company (the “Meeting”) was held on April 22, 2008. There were outstanding and entitled to vote at the Meeting 40,552,162 shares of Common Stock of the Company, including 27,575,475 shares held by Oritani Financial Corp., MHC, the mutual holding company parent of the Company, that held 68.0% of the outstanding stock. The shares of Oritani Financial Corp., MHC were only eligible to vote for purposes of determining a quorum. There were present at the meeting or by proxy the holders of 36,728,227 shares of Common Stock representing 90.6% of the total votes. The proposal considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders eligible to vote (excluding the 27,575,475 shares of Oritani Financial Corp., MHC) was as follows:

Proposal 1. Approval of the 2007 Equity Incentive Plan.
For	Against	Abstain
8,439,933	661,174	51,645

Item 5. Other Information

Not applicable

Oritani Financial Corp. and Subsidiaries

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Savings Bank Director Retirement Plan*

10.4	Oritani Savings Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).
**	Filed as part of the Company’s definitive proxy statement, with the Securities and Exchange Commission on March 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: May 12, 2008	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 12, 2008	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer