Form 10-K
period 2008-06-30
Oritani Financial Corp.
filed 2008-09-15
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO o.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of September 9, 2008 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, issued and 39,332,162 outstanding, of which 27,575,476, or 70%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2007, as reported by the Nasdaq Global Market, was approximately $498.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.

2008 Annual Report on Form 10-K

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

Oritani Financial Corp., MHC

Oritani Financial Corp., MHC is a federally chartered mutual holding company and currently owns 70.0% of the outstanding shares of common stock of Oritani Financial Corp. Oritani Financial Corp., MHC has not engaged in any significant business activity other than owning the common stock of Oritani Financial Corp., and does not intend to expand its business activities. So long as Oritani Financial Corp., MHC exists, it is required to own a majority of the voting stock of Oritani Financial Corp. The executive office of Oritani Financial Corp., MHC, is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp., MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Oritani Financial Corp.

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Office of Thrift Supervision. At June 30, 2008, Oritani Financial Corp. had consolidated assets of $1.44 billion, consolidated deposits of $698.9 million and consolidated stockholders’ equity of $279.0 million. Its consolidated net income for the fiscal year ended June 30, 2008 was $9.0 million.

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. In 1997, Oritani Bank converted to a mutual savings bank charter, and in March 1998, reorganized into the two-tier mutual holding company structure. Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its 18 branch offices located in the New Jersey Counties of Bergen, Hudson and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2008, our assets totaled $1.44 billion and our deposits totaled $698.9 million. Oritani Bank was formerly known as Oritani Savings Bank. Effective September 8, 2008, the name was changed to Oritani Bank.

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

Hudson County has always been a gateway for many immigrants to the United States. It is also recognized as one of the Northeast’s major transportation and industrial hubs as the New York metropolitan area’s three major airports – John F. Kennedy International Airport, LaGuardia Airport, and Newark Liberty International Airport - are within a relatively short distance of Hudson County.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2007, the latest date for which statistics are available, our market share of deposits was approximately 1.8% in Bergen County, and less than 1.0% in each of Hudson and Passaic Counties.

Our competition for loans and deposits comes principally from locally owned and out-of-state commercial banks, savings institutions, mortgage banking firms, insurance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of multi-family loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our multi-family loans consist primarily of mortgage loans secured by apartment buildings. Our residential real estate mortgage loans consist of one- to four-family residential real property and consumer loans. Construction loans consist primarily of one- to four-family development, condominiums and commercial development projects. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multi-family and commercial real estate loans represented $597.2 million, or 58.4%, of our total loan portfolio at June 30, 2008. One- to four-family residential real estate mortgage loans represented $223.1 million, or 21.8%, of our total loan portfolio at June 30, 2008. We also offer second mortgages and equity loans. At June 30, 2008, such loans totaled $59.9 million, or 5.8%, of our loan portfolio. At June 30, 2008, construction loans totaled $138.2 million, or 13.5%, of our loan portfolio. At June 30, 2008, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $4.9 million, or less than 1.0%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Conventional one- to four-family	$223,087	21.8%	$188,941	24.6%	$165,070	25.3%	$147,284	29.4%	$146,736	37.5%
Multifamily and commercial real estate	597,171	58.4	451,131	58.7	379,208	58.1	271,424	54.1	190,081	48.7
Second mortgage and equity loans	59,886	5.8	65,240	8.5	66,198	10.2	55,672	11.1	50,711	13.0
Construction loans	138,195	13.5	62,704	8.1	38,722	5.9	24,629	4.9	2,469	0.6
Other loans	4,880	0.5	1,140	0.1	3,291	0.5	2,321	0.5	621	0.2

Total loans	1,023,219	100.0%	769,156	100.0%	652,489	100.0%	501,330	100.0%	$390,618	100.0%

Other items:
Net deferred loan origination fees	2,610		1,732		1,753		1,604		1,447
Allowance for loan losses	13,532		8,882		7,672		6,172		5,372

Total loans, net	$1,007,077		$758,542		$643,064		$493,554		$383,799

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2008.

	First Mortgage		Second Mortgage		Construction		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2009	$6,902	6.61%	$238	4.88%	$75,669	7.25%	$1,231	6.52%	$84,040	7.17%
2010	2,300	6.25	460	4.86	48,652	6.65	2,102	5.78	53,514	6.58
2011to 2012	28,162	6.43	1,722	5.45	10,964	5.47	877	7.88	41,725	6.17
2013 to 2017	201,756	6.25	15,065	5.32	1,355	6.27	661	7.92	218,837	6.19
2018to 2022	205,989	5.86	21,192	5.61	1,194	6.75	-	-	228,375	5.84
2023 and beyond	375,149	6.11	21,209	5.98	361	5.75	9	5.50	396,728	6.10
Total	$820,258	6.10%	$59,886	5.65%	$138,195	6.88%	$4,880	6.63%	$1,023,219	6.18%

The following table sets forth, at June 30, 2008 the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2009.

	Due After June 30, 2009
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loan balances:
Conventional one- to four-family	$202,322	$20,589	$222,911
Multifamily and commercial real estate	272,426	321,958	594,384
Second mortgage and equity loans	52,304	7,343	59,647
Construction loans	13,485	49,041	62,526
Other loans	1,547	2,075	3,622
			-
Total loans	$542,084	$401,006	$943,090

First Mortgage Loans:

Conventional One- to Four-Family Residential Loans. We originate one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2008, $223.1 million, or 21.8% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio substantially all loans that we originate. One- to four-family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 40 years. Generally, fixed rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. Recently there has been significant attention paid to the sub-prime lending component of the residential mortgage origination market. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. We originated $4.2 million of adjustable rate one- to four-family residential loans during the fiscal year ended June 30, 2008, as compared to total originations of $57.5 million of one- to four-family residential loans during the same fiscal year. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2008, $20.6 million, or 9.0% of our one- to four-family residential real estate loans, had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Oritani Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Multi-Family and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multi-family dwellings. At June 30, 2008, $597.2 million, or 58.4% of our loan portfolio, consisted of multi-family and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as mixed-use properties, office buildings, retail stores and commercial warehouses. Our multi-family mortgage loans are primarily permanent loans secured by apartment buildings. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. Generally, however, commercial real estate loans originated by us will not exceed 80% of the appraised value or the purchase price of the property, whichever is less. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 25 years and the maximum amortization period is 30 years. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. The self-amortization loans are generally subject to a $2.0 million maximum loan amount. References to commercial real estate loans below refer to multi-family and commercial real estate.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease(s) and the quality of the tenant(s). We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental reports are generally required for commercial real estate loans. Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted. Property inspections are conducted no less than every three years, or more frequently as warranted.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2008 was a $17.9 million loan located in Passaic County, New Jersey and secured by a multi-family apartment complex. This loan was performing according to its terms at June 30, 2008 and is included in the total reported for our largest commercial real estate relationship. Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $37.9 million, and these loans are all performing in accordance with their terms.

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

Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity of lines of credit, each of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At June 30, 2008, second mortgage and equity loans totaled $59.9 million, or 5.8% of total loans. Additionally, at June 30, 2008, the unadvanced amounts of home equity lines of credit totaled $29.8 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 20 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction Loans. We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2008, residential construction loans amounted to $38.1 million, or 3.7% of total loans.

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

We also make construction loans for commercial development projects. The projects include multi-family, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2008, commercial construction loans totaled $100.1 million, or 9.8% of total loans. At June 30, 2008, the largest outstanding commercial construction loan balance was for $11.2 million and is secured by a condominium project. This loan is one of two loans to the same borrower totaling $13.8 million that are non-accrual and considered impaired with a specific reserve of $1.4 million at June 30, 2008.

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

Other Loans. Other loans primarily consist of business loans and to a smaller extent, account loans. Other Loans includes $4.6 million of commercial loans to businesses. These loans are unsecured or secured by business assets. Oritani intends to expand its volume of commercial loans in the future. Other loans totaled $4.9 million, or less than 1% of our total loan portfolio at June 30, 2008.

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

We retain in our portfolio substantially all loans that we originate, although we have occasionally sold longer-term, fixed-rate one- to four-family residential mortgage loans into the secondary market. There were no sales of residential mortgage loans in fiscal 2007 or 2008.

Occasionally, we will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2008, we had $19.5 million in loan participation interests.

At June 30, 2008, we were servicing loans sold in the amount of $14.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2008, we originated $57.5 million of fixed- and adjustable-rate one- to four-family residential mortgage loans, all of which were retained by us. The fixed-rate loans retained by us consisted primarily of loans with terms of 30 years or less.

Non-performing and Problem Assets

We commence collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charges and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. When a loan is more than 45 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 30 days or more past due is reported to the Board of Directors. If no repayment plan is in process and the loan is delinquent at least two payments, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

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

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
First mortgage loan balances:
Conventional	$67	$—	$458	$147	$836
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	44	44
Construction loans	14,143	—	—	—	—
Other loans	—	—	—	—	—

Total non-accrual loans	$14,210	$—	$458	$191	$880

Loans greater than 90 days delinquent and still accruing:
First mortgage loan balances:
Conventional	$—	$—	$—	$—	$—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$—	$—	$458	$191	$880

Real estate owned	—	—	—	—	—
Total non-performing assets	$14,210	$—	$458	$191	$880

Ratios:
Non-performing loans to total loans	1.39%	—%	0.07%	0.04%	0.23%
Non-performing assets to total assets	.98%	—%	0.04%	0.02%	0.08%

As noted in the above table, there were nonaccrual loans of $14.2 million at June 30, 2008 and no nonaccrual loans at June 30, 2007. Additional interest income of $521,000, would have been recorded during the years ended June 30, 2008 if the loans had performed in accordance with their original terms.

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2008
First mortgage loan balances:
Conventional	—	$—	2	$68	2	$68
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	18	—	—	1	18
Construction loans	—	—	2	13,808	2	13,808
Other loans	—	—	—	—	—	—
Total	1	$18	4	$13,876	5	$13,894

At June 30, 2007
First mortgage loan balances:
Conventional	—	$—	—	$—	—	$—
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	39	—	—	1	39
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$39	—	$—	1	$39

At June 30, 2006
First mortgage loan balances:
Conventional	5	$180	2	$348	7	$528
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	5	$180	2	$348	7	$528

At June 30, 2005
First mortgage loan balances:
Conventional	3	$139	3	$140	6	$279
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	29	1	44	2	73
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	4	$168	4	$184	8	$352

At June 30, 2004
First mortgage loan balances:
Conventional	3	$358	9	$478	12	$836
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	1	44	1	44
Construction loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	3	$358	10	$552	13	$880

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Such loans had passed their maturity date but continued making monthly payments, keeping their interest current. All such loans have subsequently been paid in full or were extended by us, which negated their past due maturity status. These loans totaled $316,000, $3.2 million, and $806,000 at June 30, 2008, 2007 and 2006, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition are expensed. At June 30, 2008, we had no real estate owned.

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

The following table shows the aggregate amounts of our classified assets at the date indicated for both residential real estate and non-residential real estate loans. The amount of assets classified as “substandard” in the table includes three residential loans and four commercial real estate loans at June 30, 2008, two commercial real estates loans at June 30, 2007 and three commercial real estate loans at June 30, 2006.

	At June 30, 2008	At June 30, 2007	At June 30, 2006
		(In thousands)

Residential Real Estate (1):
Special mention assets	$—	$—	$179
Substandard assets	85	—	1,155
Doubtful assets	—	—	—
Total residential real estate	85	—	1,334

All Other Loans:
Special mention assets	21,722	9,790	6,837
Substandard assets	14,375	238	583
Total all other loans	36,097	10,028	7,420

Total classified assets	$36,182	$10,028	$8,754
Allowance allocated to total classified assets	$2,149	$317	$384

(1) Includes one- to four-family loans and second mortgage and equity loans.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets. The increases in Special mention and Substandard assets is primarily due to increased delinquent, nonaccrual and impaired loans. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007, Provision for Loan Losses.”

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2008 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

At or For the Years Ended June 30,
	2008	2007	2006	2005	2004
(Dollars in thousands)
Balance at beginning of period	$8,882	$7,672	$6,172	$5,372	$4,635

Charge-offs:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total charge—offs	—	—	—	—	—
Recoveries:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—
Net (charge—offs) recoveries	—	—	—	—	—
Provision for loan losses	4,650	1,210	1,500	800	737

Balance at end of year	$13,532	$8,882	$7,672	$6,172	$5,372

Ratios:
Net charge—offs to average loans outstanding (annualized)	—%	—%	—%	—%	—%
Allowance for loan losses to total loans at end of period	1.32%	1.15%	1.18%	1.23%	1.38%

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

	At June 30,
	2008		2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

First mortgage loan balances:
Conventional	$845	21.8%	$709	24.6%	$749	25.3%
Multifamily and commercial real estate	8,095	58.4	6,143	58.7	4,834	58.1
Second mortgage and equity loans	299	5.8	326	8.5	312	10.2
Construction loans	3,883	13.5	979	8.1	758	5.9
Other loans	92	0.5	15	0.1	57	0.5
Unallocated	318	—	710	—	962	—

Total	$13,532	100.0%	$8,882	100.0%	$7,672	100.0%

	At June 30,
	2005		2004
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)

First mortgage loan balances:
Conventional	$684	29.4%	$746	37.5%
Multifamily and commercial real estate	3,557	54.1	3,178	48.7
Second mortgage and equity loans	512	11.1	1,035	13.0
Construction loans	475	4.9	49	0.6
Other loans	37	0.5	12	0.2
Unallocated	907	—	352	—

Total	$6,172	100.0%	$5,372	100.0%

The increase in the allowance for loan losses, and related provision, is primarily due to the continued increase in the multi-family and commercial real estate loan portfolio. These types of loans inherently contain more credit risk than one- to four family residential loans. A substantial portion of this portfolio has been originated over the past several years; therefore, a portion of this portfolio has limited seasoning and the credit risk inherent in that portfolio cannot be estimated primarily by historical experience. Although we had some experience in this type of lending prior to this significant growth, the increased volume of such originations during the last four years heightens the credit risk associated with this portion of the loan portfolio. Therefore, in order to adequately establish the allowance at levels sufficient to absorb probable and estimable losses in the loan portfolio, we focus on the ratio of the allowance to total loans as well as other measurement factors. This analysis incorporates our review of various sources of industry data relating to the allowance for loan losses, including peer group reviews. Due to the continued focus on this type of lending, we have increased the allowance for loan losses, and related provision, during periods of significant multi-family and commercial loan growth. In addition to these factors, the allowance for loan losses was impacted by the large increase in delinquent loans and impaired loans at June 30, 2008. The Company had two loans that were considered impaired as of June 30, 2008. In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 impairment analysis, a specific reserve of $1.4 million was recorded against one of these loans. This reserve was a significant component of the increase in the allowance for loan in 2008. No reserve was required for the other loan as the loan is considered to be well collateralized.

Investments

The Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. Each of our Chief Financial Officer, President and Asset/Liability Committee have increasing authority to purchase various types of investments; all investment purchases in excess of $10.0 million must be approved by our Board of Directors. All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank’s overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation. The investment policy provides that Oritani Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, corporate debt securities, commercial paper and other conservative investment opportunities.

Our investment portfolio at June 30, 2008, consisted of $9.9 million in federal agency obligations, a $7.8 million investment in a mutual fund, $2.2 million of corporate debt instruments and $2.5 million in equity securities. We also invest in mortgage-backed securities, most of which are guaranteed by government sponsored enterprises. At June 30, 2008, our mortgage-backed securities portfolio totaled $313.2 million, or 21.7% of total assets, and consisted of $241.0 million in fixed-rate securities and $72.2 million in adjustable-rate securities, primarily guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2008, our U.S. Government and federal agency securities portfolio totaled $9.9 million, all of which was classified as available for sale.

Corporate Bonds. At June 30, 2008, our corporate bond portfolio totaled $2.2 million, all of which was classified as available for sale. The industry represented by our corporate bond issuer was financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.

Mutual Funds. At June 30, 2008, our mutual fund portfolio totaled $7.8 million, or less than 1.0% of our total assets, all of which were classified as available for sale. The portfolio consisted of an investment in a mutual fund that holds adjustable-rate mortgage loans and similar securities. During fiscal 2008, the portfolio was deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $646,000 for the year ended June 30, 2008.

Equity Securities. At June 30, 2008, our equity securities portfolio totaled $2.5 million, or less than 1.0% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. During fiscal 2008, several of these holdings were deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $352,000. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.

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

At June 30, 2008, our mortgage-backed securities totaled $313.2 million or 21.7%, of total assets and 22.9% of interest earning assets. At June 30, 2008, 23.1% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 76.9% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 4.50% at June 30, 2008. The estimated fair value of our mortgage-backed securities at June 30, 2008 was $311.9 million, which is $311,000 less than the amortized cost of $312.2 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae except for one AAA rated private label CMO with an amortized cost of $1.4 million and a fair value of $1.3 million. The security was issued in 2003 and is performing in accordance with contractual terms.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-backed Securities Held to Maturity

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$—	$—	$5,415	$5,347	$13,415	$13,186
Mortgage-backed securities:
Freddie Mac	25,082	24,902	31,365	30,329	38,549	36,716
Ginnie Mae	6,055	6,040	8,895	8,907	13,902	13,697
Fannie Mae	42,066	42,094	58,479	57,314	75,428	72,986
Collateralized mortgage obligations	90,747	89,636	118,667	113,955	146,816	138,925

Total securities held to maturity	$163,950	$162,672	$222,821	$215,582	$288,110	$275,510

Securities and Mortgage-backed Securities Available for Sale

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$10,000	$9,865	$25,000	$25,007	$—	$—
Corporate bonds	2,000	2,184	2,000	2,024	2,000	2,070
Mutual funds	7,782	7,782	8,429	8,412	8,429	8,429
Equity securities	2,364	2,454	—	—	—	—
Mortgage-backed securities:
Freddie Mac	28,672	28,837	1,363	1,363	2,031	2,025
Fannie Mae	31,084	30,895	5,891	5,918	8,450	8,439
Ginnie Mae	3,134	3,143	4,502	4,548	6,991	6,962
Collateralized mortgage obligations	85,351	86,334	27,024	26,964	—	—

Total securities available for sale	$170,387	$171,494	$74,209	$74,236	$27,901	$27,925

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:
Freddie Mac	$—	—%	$4,931	3.63%	$5,912	4.13%	$14,239	4.22%	$25,082	$24,902	4.08%
Ginnie Mae	—	—	—	—	13	5.13	6,042	4.91	6,055	6,040	4.91
Fannie Mae	—	—	555	5.50	—	—	41,510	4.31	42,065	42,094	4.32
Collateralized mortgage obligations	—	—	2,651	3.90	61,931	3.92	26,165	4.23	90,747	89,636	4.01

Total securities held to maturity	$—	—%	$8,137	3.85%	$67,856	3.94%	$87,956	4.31%	$163,949	$162,672	4.13%

United States Government and federal agency obligations	$—	—%	$10,000	3.32%	$—	—%	$—	—%	$10,000	$9,865	3.32%
Corporate bonds	—	—	2,000	8.09	—	—	—	—	2,000	2,184	8.09
Mutual funds	7,782	5.28	—	—	—	—	—	—	7,782	7,782	5.28
Equity securities	2,364	—	—	—	—	—	—	—	2,364	2,454	—
Mortgage-backed securities:		—
Freddie Mac	—	—	9,150	4.48	4,972	5.00	14,550	4.71	28,672	28,837	4.69
Fannie Mae	—	—	—	—	4,961	5.00	26,123	4.97	31,084	30,895	4.97
Ginnie Mae	—	—	—	—	—	—	3,134	5.43	3,134	3,143	5.43
Collateralized mortgage obligations	—	—	—	—	44,132	4.58	41,219	5.27	85,351	86,334	4.91

Total securities available for sale	$10,146	4.05%	$21,150	4.27%	$54,065	4.66%	$85,026	5.09%	$170,387	$171,494	4.76%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank (“FHLB”) advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market deposit accounts, savings accounts, retirement accounts and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We currently do not accept brokered deposits, although we have the authority to do so.

Interest rates, maturity terms, service fees and other account features are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, attractive account features, long-standing relationships with customers, convenient locations, competitive rates of interest and an active marketing program are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand while managing interest rate risk and minimizing interest expense. At June 30, 2008, $418.8 million, or 59.9% of our deposit accounts were time deposits, of which $365.7 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,			At June 30,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
NOW accounts	$73,949	10.58%	0.89%	$75,510	10.85%	1.12%
Money market deposit accounts	57,117	8.17	2.92	41,029	5.90	4.00
Savings accounts	149,062	21.33	1.35	156,670	22.52	1.56
Time deposits	418,804	59.92	3.84	422,548	60.73	4.75

Total deposits	$698,932	100.0%	2.92%	$695,757	100.00%	3.59%

	At June 30,
	2006
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
NOW accounts	$77,266	11.22%	1.06%
Money market deposit accounts	22,023	3.20	3.85
Savings accounts	181,907	26.41	1.18
Time deposits	407,450	59.17	3.94

Total deposits	$688,646	100.00%	2.88%

As of June 30, 2008, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $100.8 million. The following table sets forth the maturity of those deposits as of June 30, 2008.

At June 30, 2008
(In thousands)

Three months or less	$40,915
Over three months through six months	25,150
Over six months through one year	23,784
Over one year to three years	9,209
Over three years	1,740

Total	$100,798

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York. As of June 30, 2008, we had total borrowings in the amount of $433.7 million, which represented 37.2% of total liabilities, with an estimated weighted average maturity of 7.4 years and a weighted average rate of 4.0%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2008, advances from the FHLB constituted 99.9% of borrowings. At June 30, 2008, borrowings are secured by mortgage-backed securities and investment securities with a book value of $323.0 million and residential performing mortgage loans with an outstanding balance of $185.6 million. As of September 8, 2008 our advances with FHLB had grown to $459.4 million and our borrowing capacity was $165.6 million. As of that date, our pledged securities provided borrowing capacity of $301.7 million and our pledged loans provided borrowing capacity of $323.3 million. Our remaining borrowing capacity consists of the excess of the pledged collateral over the total indebtedness to FHLB.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of period	$433,672	$196,661	$169,780
Average balance during period	$310,231	$210,598	$175,395
Maximum outstanding at any month end	$433,672	$233,797	$197,685
Weighted average interest rate at end of period	4.00%	4.17%	4.06%
Average interest rate during period	4.30%	4.34%	4.01%

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2008, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $32.2 million on 10 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.

Oritani Bank has the following subsidiaries: Ormon LLC and Oritani Asset Corporation. Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.

Oritani Asset Corporation is a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank. Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2008, Oritani Asset Corporation had $415.8 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.

Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:

Investments in Real Estate

Park Lane Associates - Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 78-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2008, we recognized net income of $352,000 on this investment and received cash distributions of $259,000 during this period. At June 30, 2008, we had a loan to Park Lane Associates totaling $2.0 million.

Park View Apartments - Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2008, we recognized net income of $101,000 on its investment in Park View and received cash distributions of $25,000 during this period. At June 30, 2008, we had a loan to Park View Apartments totaling $1.3 million.

Winstead Village - Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2008 we recognized net income of $95,000 on its investment and also received cash distributions of $37,000 during that period. At June 30, 2008, we had a loan to Winstead Village totaling $873,000.

Parkway East - Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2008, we recognized net income of $79,000 on its investment in Parkway East and received cash distributions of $73,000 during this period. We have no loan to this entity.

Marine View Apartments - Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2008 we recognized net income of $139,000 on its investment in Marine View and received cash distributions of $158,000 over that period. We have no loans to this entity.

Ormon LLC also wholly owns two properties that are held and operated for investment purposes. These two properties are described below:

•	A 19-unit office building located in Hillsdale, New Jersey. We recognized net income of $21,000 for the year ended June 30, 2008 from the operation of this property.

•
A 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $493,000 for the year ended June 30, 2008 from the operation of this property.

During the fourth quarter of the fiscal year ending June 30, 2008, Ormon LLC sold an 18-unit apartment complex located in Englewood, New Jersey and recognized a net gain of $1.1 million. Proceeds from the sale of the property were $1.2 million. The property had a net book value of $63,000. For the year ended June 30, 2008, we recognized net income of $34,000 on this investment before it was sold.

Investments in Joint Ventures

Oaklyn Associates - Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2008, we recognized net income of $82,000 on this investment and received cash distributions of $45,000 over that period. At June 30, 2008, we had a loan to Oaklyn Associates totaling $934,000.

Madison Associates - Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2008, we recognized net income of $78,000 on this investment and received cash distribution of $80,000 over that period. We have no loans to this entity.

Brighton Court Associates - Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2008, we recognized a net income of $40,000 on this investment and received cash distributions totaling $42,000 over that period. At June 30, 2008, our loans to Brighton Court Associates totaled $1.5 million.

Plaza 23 Associates - Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2008, we recognized net income of $703,000 related to this investment and received cash distributions of $1.3 million during that period. We have no loans to Plaza 23 Associates but have an $8.6 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.

Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.

Investments in Real Estate

2733 Kinderkamack Realty, LLC – 2733 Kinderkamack Realty, LLC is a wholly owned property located in Emerson, NJ. The Company received approval for development of this parcel of land as a de novo branch location. The construction is nearly complete and we expect opening of the branch location in the Fall of 2008.

Investments in Joint Ventures

Ridge Manor Associates - Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2008, we recognized net loss of $21,000 related to this investment, and also received cash distributions of $24,000 during that period. At June 30, 2008, we had a loan to this entity that totaled $4.4 million.

Van Buren Apartments - Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren in March 2002. For the year ended June 30, 2008, we recognized a net income on this investment of $26,000 and received cash distributions of $34,000 during that period. At June 30, 2008, we had a loan to Van Buren Apartments that totaled $2.3 million.

10 Landing Lane - 10 Landing Lane is a 50% owned joint venture on a 108-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2008, we recognized net income of $207,000 related to this investment and received cash distributions of $255,000 during that period. We have no loans to this entity.

FAO Hasbrouck Heights - FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2008, we recognized a net income of $56,000 related to this investment and received cash distributions of $54,000 over that period. At June 30, 2008, we had a loan to FAO Hasbrouck Heights that totaled $7.2 million.

Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.

Investments in Joint Ventures

Hampshire Realty - Hampshire Realty is a 50% owned joint venture on an 80-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2008, we recognized a net income of $21,000 related to this investment and received no cash distributions over that period. At June 30, 2008, we had a loan to Hampshire that totaled $3.0 million.

The following table presents a summary of our investments in real estate and investments in joint ventures.

	Book	Year Ended June 30, 2008			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2007	(Loss)	Received	Investment	June 30, 2008
	(In thousands)
Real Estate Held For Investment
Ormon, LLC - Undivided Interests in Real Estate
Park Lane	$(596)	$352	$(259)	$-	$(503)
Park View	(558)	101	(25)	-	(482)
Winstead Village	(269)	95	(37)	-	(211)
Parkway East	(338)	79	(73)	-	(332)
Marine View	872	139	(158)	-	853
Ormon, LLC - Wholly Owned Properties
Englewood(1)	65	34	-	-	-
Palisades Park(1)	286	493	-	-	280
Hillsdale(1)	154	21	-	-	146
Oritani, LLC - Wholly Owned Properties
Emerson	1,115	-	-	1,375	2,402
Real Estate Held For Investment Summary
Assets(1)	$2,492	$687	$(158)	$1,375	$3,681
Liabilities	$(1,761)	$627	$(394)	$-	$(1,528)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(265)	$82	$(45)	$-	$(228)
Madison Associates	(18)	78	(80)	-	(20)
Brighton Court Associates	171	40	(42)	-	169
Plaza 23 Associates	4,254	703	(1,307)	-	3,650
Oritani, LLC
Ridge Manor Associates	582	(21)	(24)	-	537
Van Buren Apartments	187	26	(34)	-	179
10 Landing Lane	(76)	207	(255)	-	(124)
FAO Hasbrouck Heights	854	56	(54)	-	856
Hampshire Financial
Hampshire Realty	152	21	-	-	173
Investments in Joint Ventures Summary
Assets	$6,200	$825	$(1,461)	$-	$5,564
Liabilities	$(359)	$367	$(380)	$-	$(372)

(1)
The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation. Therefore, the book value at the beginning of a period, adjusted by the profit or loss for the period, will not equal the book value at the end of the period since these are not accounted for by the equity method.

Personnel

As of June 30, 2008, we had 128 full-time employees and 48 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank, such as Oritani Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the savings bank’s holding company being regulated as savings and loan holding companies by the Office of Thrift Supervision rather than as bank holding company regulated by the Board of Governors of the Federal Reserve System. At the time of its reorganization into a holding company structure, Oritani Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Oritani Financial Corp. and Oritani Financial Corp., MHC are savings and loan holding companies and are required to file certain reports with, and are subject to examination by, and otherwise must comply with the rules and regulations of, the Office of Thrift Supervision. Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Oritani Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Oritani Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the New Jersey Department of Banking and Insurance, the FDIC, the Office of Thrift Supervision or the U.S. Congress, could have a material adverse impact on Oritani Financial Corp., Oritani Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to Oritani Bank, Oritani Financial Corp. and Oritani Financial Corp., MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Oritani Bank, Oritani Financial Corp. and Oritani Financial Corp., MHC and is qualified in its entirety by reference to the actual statutes and regulations.

New Jersey Banking Regulation

Activity Powers. Oritani Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, such as Oritani Bank, generally may invest in:

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of its capital funds if the loan is secured by collateral meeting the requirements of the New Jersey Banking Act. Oritani Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Oritani Bank. See “-Federal Banking Regulation-Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, such as Oritani Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “-Federal Banking Regulation-Capital Requirements.”

Examination and Enforcement. The New Jersey Department of Banking and Insurance (the “Department”) may examine Oritani Bank whenever it deems an examination advisable. The Department examines Oritani Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2008:

	As of June 30, 2008
	Capital	Percent of Assets(1)
	(Dollars in thousands)

Core capital	$190,022	13.67%
Tier 1 risk-based capital	190,022	18.51
Total risk-based capital	202,862	19.76

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2008, Oritani Bank was considered “well capitalized” under FDIC guidelines.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Oritani Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Insurance of Deposit Accounts. Deposit accounts in Oritani Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Oritani Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

In 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor to $130,000 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

In November 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that enabled the FDIC to more closely tie each financial institution's premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

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

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of June 30, 2008, Oritani Bank was in compliance with this requirement.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Oritani Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Transactions with Affiliates of Oritani Bank. Transactions between an insured bank, such as Oritani Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a insured bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

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

Privacy Standards. FDIC regulations require Oritani Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. Oritani Bank does not share “non-public personal information” with third parties.

In addition, Oritani Bank is required to provide its customers with the ability to “opt-out” of having Oritani Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Oritani Bank received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2005.

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

Loans to a Bank’s Insiders

Federal Regulation.  A bank’s loans to its executive officers, directors, any owner of more than 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Oritani Bank. See “-New Jersey Banking Regulation-Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate generally may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

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

Other Regulations

Interest and other charges collected or contracted for by Oritani Bank are subject to state usury laws and federal laws concerning interest rates. Oritani Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of Oritani Bank also are subject to the:

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

Conversion of Oritani Financial Corp., MHC to Stock Form. Office of Thrift Supervision regulations permit Oritani Financial Corp., MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new stock holding company would be formed as the successor to Oritani Financial Corp., Oritani Financial Corp., MHC’s corporate existence would end, and certain depositors of Oritani Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Oritani Financial Corp., MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that stockholders other than Oritani Financial Corp., MHC own the same percentage of common stock in the new holding company as they owned in Oritani Financial Corp. immediately prior to the conversion transaction, subject to adjustment for any assets held by Oritani Financial Corp., MHC.

Qualified Thrift Lender Test. In order for Oritani Financial Corp. and Oritani Financial Corp., MHC to continue to be regulated as savings and loan holding companies by the Office of Thrift Supervision (rather than as a bank holding companies by the Board of Governors of the Federal Reserve System), Oritani Bank must qualify as a “qualified thrift lender” under Office of Thrift Supervision regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Oritani Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Oritani Financial Corp is now required to report under Section 404 of the Sarbanes-Oxley Act and has reported that it complies with such in all material respects.

FEDERAL AND STATE TAXATION

Federal Taxation

General. Oritani Financial Corp. and Oritani Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Oritani Financial Corp.’s nor Oritani Bank’s federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Bank.

Method of Accounting. For federal income tax purposes, Oritani Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Oritani Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period of all bad debt reserves accumulated after 1988. Oritani Bank recaptured its reserve balance over the six-year period ended December 31, 2003.

Currently, the Oritani Bank consolidated group uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Oritani Bank fail to meet certain thrift asset and definitional tests.

At June 30, 2008, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oritani Financial Corp. and Oritani Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2008, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.

State Taxation

New Jersey State Taxation. Oritani Bank files New Jersey Corporation Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Oritani Bank is not currently under audit with respect to its New Jersey income tax returns and Oritani Bank’s state tax returns have not been audited for the past five years. Oritani Bank had a state tax net operating loss carryforward totaling $17.5 million at June 30, 2008, expiring between December 31, 2010 and December 31, 2013.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2008, the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled, $161.3 million. Unrealized net gains on these available for sale securities totaled approximately $1.0 million at June 30, 2008 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

In addition, many of our FHLB of New York advances are callable, often five years from the date of issuance. To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2008, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $50.7 million, or 18.0%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Our Continued Emphasis On Multi-Family, Commercial Real Estate, and Construction Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on multi-family, commercial real estate, and construction lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2008, $735.4 million, or 71.9%, of our total loan portfolio consisted of multi-family loans, commercial real estate and construction loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans. Loans secured by multi-family and commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.

The largest commercial real estate loan in our portfolio at June 30, 2008 was a $17.9 million loan secured by a multi-family apartment complex located in Passaic County, New Jersey and is included in the total reported for our largest commercial real estate relationship. Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $37.9 million.

Our Direct Investments in Real Estate May Be Riskier than More Traditional Real Estate Loans.

Oritani Financial Corp. and Oritani Bank each have formed companies that have invested directly in real estate. While these investments have provided us net income during the course of these investments, they are direct investments and represent a greater risk than loans. With loans, the borrower has an investment interest in the property that partially insulates the loan from the negative consequences of decreases in the property’s value. There is no such protection with a direct real estate investment. Any decline in performance of these investments may have an adverse effect on our net income.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. Weakening economic conditions in the residential and commercial real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Total non-performing assets increased from $0.0 million at June 30, 2007 to $14.2 million at June 30, 2008, and total non-performing loans as a percentage of total assets increased to 0.98% at June 30, 2008 as compared to 0.00% at June 30, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Our FDIC Premium Could Be Substantially Higher In The Future Which Would Have An Adverse Effect On Our Future Earnings .

Our FDIC insurance assessment was $92,000 and $93,000 for the years ended June 30, 2008 and 2007, respectively.  Since January 1, 2007 our assessment has been substantially reduced by a $826,000 special One Time Credit. The remaining credit as of June 30, 2008 is $331,000. Management believes that this credit will be substantially exhausted by March 31, 2009. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods. Any increases in our FDIC premium rates will reduce our future earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our increased level of delinquent and nonaccrual loans increase the possibility that this could occur. While our allowance for loan losses was 1.32% of total loans at June 30, 2008, material additions to our allowance could materially decrease our net income.

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

At June 30, 2008, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 18 full service branch offices located in Bergen and Union Counties, New Jersey. The aggregate net book value of premises and equipment was $9.3 million at June 30, 2008. During fiscal 2008, the Company purchased land in Bergenfield, NJ and entered into a contract to lease premises in Jersey City, NJ, for the purpose of de novo branch locations. During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor. The asset was transferred in December, 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property. The Company leased back a portion of the premises and provided the buyer with non recourse financing. In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time. During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction. As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company (the “Meeting”) was held on April 22, 2008. There were outstanding and entitled to vote at the Meeting 40,552,162 shares of Common Stock of the Company, including 27,575,475 shares held by Oritani Financial Corp., MHC, the mutual holding company parent of the Company, which held 68.0% of the outstanding stock. The shares of Oritani Financial Corp., MHC were only eligible to vote for purposes of determining a quorum. There were present at the meeting or by proxy the holders of 36,728,227 shares of Common Stock representing 90.6% of the total votes. The proposal considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders eligible to vote (excluding the 27,575,475 shares of Oritani Financial Corp., MHC) was as follows:

Proposal 1. Approval of the 2007 Equity Incentive Plan.

For	Against	Abstain
8,439,933	661,174	51,645

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. The approximate number of holders of record of Oritani Financial Corp.’s common stock as of September 9, 2008 was 1,473. Certain shares of Oritani Financial Corp. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated. Oritani Financial Corp. began trading on the Nasdaq Global Market on January 24, 2007. Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

	Fiscal 2008			Fiscal 2007
	High	Low	Dividends	High	Low	Dividends
First Quarter	$15.93	$12.55	$—	$—	$—	$—
Second Quarter	17.23	12.17	—	—	—	—
Third Quarter	15.25	10.78	—	16.00	14.88	—
Fourth Quarter	17.15	14.87	—	15.90	14.20	—

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

The sources of funds for the payment of a cash dividend are the retained proceeds form the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.’s loan to the Employee Stock Ownership Plan, and dividends from Oritani Bank. For a discussion of the limitations applicable to Oritani Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”

Oritani Financial Corp did not pay a dividend during the fiscal years ended June 30, 2008 and 2007.

Stock Performance Graph

 Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $15.97 per share on such date), through June 30, 2008, (b) the cumulative total return of the SNL Thrift MHC Index over such period, and, (c) the cumulative total return on stocks included in the S&P 500 Index over such period. The initial offering price of Oritani Financial Corp. common stock was $10.00 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	01/24/07	03/31/07	06/30/07	09/30/07	12/31/07	03/31/08	06/30/08
Oritani Financial Corporation	100.00	93.93	89.48	99.19	77.02	94.99	100.19
SNL Thrift MHC Index	100.00	98.20	93.04	96.06	88.17	92.26	88.10
S&P 500 Index	100.00	99.04	105.25	107.39	103.81	94.01	91.44

*Source: SNL Financial LC, Charlottesville, VA

On June 2, 2008, the Company announced a ten percent open market stock repurchase plan, equivalent to 1,297,668 shares, in open market, based on stock availability, price and the Company's financial performance. The following table reports information regarding repurchases of our common stock during the fourth quarter of fiscal year 2008.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
June 1, 2008 through June 30, 2008	365,100	$16.23	365,100	932,568

ITEM 6.	SELECTED FINANCIAL DATA

 The following information is derived from the audited consolidated financial statements of Oritani Financial Corp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Oritani Financial Corp. and related notes included elsewhere in this Annual Report.

	At June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,443,294	$1,194,443	$1,031,421	$1,051,702	$1,037,991
Loans, net	1,007,077	758,542	643,064	493,554	383,799
Securities available for sale, at market value	22,285	35,443	10,499	60,924	61,347
Securities held to maturity	–	5,415	13,415	25,500	31,500
Mortgage-backed securities held to maturity	163,950	217,406	274,695	372,104	477,712
Mortgage-backed securities available for sale, at market value	149,209	38,793	17,426	25,659	44,869
Bank owned life insurance	26,425	25,365	24,381	18,988	–
Federal Home Loan Bank of New York stock, at cost	21,547	10,619	9,367	9,088	7,953
Accrued interest receivable	5,646	4,973	3,910	3,405	3,189
Investments in real estate joint ventures, net	5,564	6,200	6,233	5,438	5,922
Real estate held for investment	3,681	2,492	2,223	1,425	1,535
Deposits	698,932	695,757	688,646	702,980	728,111
Borrowings	433,672	196,661	169,780	182,129	155,332
Stockholders’ equity	278,975	272,570	150,135	141,796	132,355

Selected Operating Data:
Interest income	$71,591	$63,349	$51,276	$46,439	$43,714
Interest expense	37,208	32,829	23,522	18,349	17,266
Net interest income	34,383	30,520	27,754	28,090	26,448

Provision for loan losses	4,650	1,210	1,500	800	737
Net interest income after provision for loan losses	29,733	29,310	26,254	27,290	25,711
Other income	4,936	5,309	4,560	1,663	2,914
Other expense	19,491	25,249	17,524	14,800	12,874

Income before income tax expense	15,178	9,370	13,290	14,153	15,751
Income tax expense (benefit)	6,218	(1,664)	4,827	5,193	5,644
Net income	$8,960	$11,034	$8,463	$8,960	$10,107

	At or For the Years Ended June 30,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.68%	0.94%	0.81%	0.86%	1.00%
Return on equity (ratio of net income to average equity)	3.21%	5.48%	5.77%	6.51%	7.87%
Average interest rate spread (1)	2.06%	2.23%	2.42%	2.54%	2.47%
Net interest margin (2)	2.77%	2.73%	2.77%	2.80%	2.70%
Efficiency ratio (3)	49.59%	70.47%	54.23%	49.74%	43.85%
Non-interest expense to average total assets	1.49%	2.14%	1.68%	1.43%	1.27%
Average interest-earning assets to average interest-bearing liabilities	123.59%	117.00%	115.05%	114.42%	113.22%

Asset Quality Ratios:
Non-performing assets to total assets	0.98%	—%	0.04%	0.02%	0.08%
Non-performing loans to total loans	1.39%	—%	0.07%	0.04%	0.23%
Allowance for loan losses to total loans	1.32%	1.15%	1.18%	1.23%	1.38%

Capital Ratios:
Total capital (to risk-weighted assets)	27.78%	34.87%	26.98%	30.80%	34.84%
Tier I capital (to risk-weighted assets)	26.53%	33.77%	25.73%	29.55%	33.64%
Tier I capital (to average assets)	19.71%	23.10%	14.39%	13.62%	12.83%

Other Data:
Number of full service offices	19	19	19	21	21
Full time equivalent employees	155	144	143	138	133

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

 Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are discussed below:

Continuing to focus on multi-family, commercial real estate, and construction lending. Our primary business focus over the past several years has been the origination of multi-family, commercial real estate, and construction loans. We have focused on this type of lending because the interest rates earned for such loans are higher than the prevailing rates for residential loans, resulting in greater interest income potential. We are also able to generate significantly higher fee income on such loans. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multi-family and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to treasury rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. Fixed-rate self-amortizing loans are generally only offered for loan amounts of $2.0 million or less. Finally, although multi-family and commercial real estate loans are also generally perceived within the industry to carry a greater amount of credit risk than residential loans, management believes that they have mitigated much of this credit through the underwriting process. While we have expanded our involvement in these loans over the past few years, we have been involved in multi-family lending for over thirty years. Over the past five years, we have assembled a department exclusively devoted to the origination and administration of multi-family and commercial real estate loans. There are presently seven loan officers in the department as well as support staff. While our actual origination volume will depend upon market conditions, we intend to continue our emphasis on multi-family and commercial real estate loans.

Supporting the expansion of our branch network through de novo branching. We have been seeking desirable branch locations within our existing footprint and contiguous neighborhoods. We have had market studies performed and identified specific areas for targeted expansion. We most recently opened a new branch in February 2004. Since that time we have closed two branches. In both of these instances, we had superior nearby locations and were able to transfer the vast majority of our deposits at the former locations to the nearby branches. It is our intention to expand our branch locations by opening de novo branch offices. Oritani Financial Corp. received approval for development of a parcel of land in Emerson, New Jersey as a de novo branch location. Construction at this location is nearly complete. During fiscal 2008, the Company purchased land in Bergenfield New Jersey and entered into a contract to lease premises in Jersey City, New Jersey, for the purpose of de novo branch locations. We anticipate opening two to four de novo branch locations during fiscal 2009. We also intend to continue to improve our existing facilities.

Increasing core deposits. Our total deposits have been fairly flat since June 30, 2004 and have decreased $29.2 million since June 30, 2003. In an attempt to increase deposits, we have designed a number of products that are expected to increase core deposits and have targeted business customers as well as a younger consumer base. We have hired experienced personnel to help us implement this strategy. In addition, we have invested in additional training for our branch personnel and have implemented an improved branch incentive compensation program. The desired result of these objectives is to offer more competitive deposit products, better position the branch personnel to sell our products and to increase our core deposit level.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are classified. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency is a key indicator of such issues. Management classifies such loans within the following industry standard categories: Special Mention; Substandard; Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. The Company has also engaged the services of a third party firm specializing in loan review and analysis. This firm reviews the loan portfolio in accordance with a scope determined by the Audit Committee and provides recommendations regarding classifications in the course of performing their work and reporting their findings.

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

Our allowance for loan losses in recent years reflects probable future losses resulting from the actual growth in our loan portfolio. We recognize that our overall delinquencies, impaired loans and nonaccrual loans have increased significantly over the past year. We believe the ratio of the allowance for loan losses to total loans at June 30, 2008 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with SFAS No. 123(R).

We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

At the Special Meeting of Stockholders of the Company held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan authorizing the issuance of 2,781,878 shares of Company common stock, of which 1,987,055 were authorized as incentive and non-statutory stock options. On May 7, 2008, stock options totaling 1,788,349 were granted. The accounting uncertainty described above effects the remaining 198,706 options that have not yet been granted.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total Assets. Total assets increased $248.9 million, or 20.8%, to $1.44 billion at June 30, 2008, from $1.19 billion at June 30, 2007. The increase was primarily due to increased loans funded by increased borrowings. There was also a significant decrease in mortgage backed securities available for sale as well as significant decreases in mortgage backed securities held to maturity and cash and cash equivalents.

Cash And Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $54.6 million to $8.9 million at June 30, 2008, from $63.5 million at June 30, 2007. Such funds provided a more attractive return in 2007 versus 2008. The decrease was the result of utilizing cash to fund loan and other asset growth. Over the year, the Company’s principal focus was on loan originations.

Loans, net. The largest asset increase occurred in loans, net. Loans, net has now been the asset category with the largest annual increase for the past four years. Loans, net increased $248.5 million, or 32.8%, to $1.01 billion at June 30, 2008, from $758.5 million at June 30, 2007. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the twelve months ended June 30, 2008 totaled $359.3 million and an additional $11.3 million of loans were purchased.

Securities Held to Maturity. Securities held to maturity decreased $5.4 million, or 100.0%, at June 30, 2008, from $5.4 million at June 30, 2007. The decrease was due to maturities.

Securities Available For Sale. Securities available for sale decreased $13.2 million, or 37.1%, to $22.3 million at June 30, 2008, from $35.4 million at June 30, 2007. The decrease was primarily due to maturities, calls, amortizations and impairment write-downs partially offset by purchases of $17.7 million. During fiscal 2008, the mutual funds and equity securities portfolio were deemed other-than-temporarily impaired. The Company recorded a non-cash impairment charge to earnings of $998,000, for the year ended June 30, 2008.

Mortgage Backed Securities Held to Maturity. Mortgage backed securities held to maturity decreased $53.5 million, or 24.6%, to $164.0 million at June 30, 2008, from $217.4 million at June 30, 2006. The decrease was due to prepayments and principal amortization.

Mortgage Backed Securities Available For Sale. Mortgage backed securities available for sale increased $110.4 million, or 284.6%, to $149.2 million at June 30, 2008, from $38.8 million at June 30, 2007. The increase was due to purchases of $124.0 million partially offset by prepayments and principal amortization. Excess funds were deployed in this asset over the year as slope of the treasury yield curve steepened and the spread between liquid assets and longer term assets widened.

Federal Home Loan Bank of New York (“FHLB-NY”) stock. FHLB-NY stock increased $10.9 million, or 102.9% to $21.5 million at June 30, 2008, from $10.6 million at June 30, 2007. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits. Deposits increased $3.2 million, or 0.5%, to $698.9 million at June 30, 2008, from $695.8 million at June 30, 2007. Deposit growth remains difficult as peers have often had high rate products available to the public. The Company has been reluctant to offer deposit rates that exceed the cost of borrowing. As discussed in Item 7 “Business Strategies,” The Company is focusing on increasing core deposits.

Borrowings. Borrowings increased $237.0 million, or 120.5%, to $433.7 million at June 30, 2008, from $196.7 million at June 30, 2007. The Company committed to various advances from the FHLB-NY over the period primarily to fund asset growth. The Company has relied on borrowings as a key source of funds, partially due to stagnant deposit balances.

Stockholders’ equity. Stockholders’ equity increased $6.4 million, or 2.3%, to $279.0 million at June 30, 2008, from $272.6 million at June 30, 2007. On June 2, 2008, the Company announced a 10% (1,297,668 share) repurchase program. As of June 30, 2008, the Company had repurchased 365,100 shares at a total cost of $5.9 million and an average cost of $16.23 per share. Through September 9, 2008, the Company had repurchased a total of 1,220,000 shares under this program at a total cost of $19.9 million and an average cost of $16.30 per share.

Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007

Net Income. Net income decreased $2.1 million, or 18.8%, to $9.0 million for the twelve months ended June 30, 2008, versus $11.0 million for the corresponding 2007 period. There were several non-recurring items that affected the Company’s results of operations in both periods.

The items primarily impacting the twelve month period ended June 30, 2008 were provision for loan losses totaling $4.7 million, a pre-tax charge of $998,000 as a result of an other than temporary impairment in the value of investment securities available for sale, and a $1.1 million gain on the sale of a Real Estate Held for Investment property. The items primarily impacting the twelve month period ended June 30, 2007 were the reversal of a $3.2 million valuation allowance related to certain New Jersey State deferred tax assets, the reinvestment of the proceeds related to the stock subscription offering, a gain of $514,000 regarding the sale of our former headquarters, and a $9.1 million pre-tax charitable contribution to the OritaniSavingsBank Charitable Foundation.

Total interest income. For the twelve months ended June 30, 2008, total interest income increased by $8.2 million, or 13.0%, to $71.6 million, from $63.3 million for the twelve months ended June 30, 2007. The largest increase was in interest on mortgage loans. Interest on mortgage loans increased by $10.8 million, or 24.3%, to $55.1 million for the twelve months ended June 30, 2008, from $44.3 million for the twelve months ended June 30, 2007. A critical component of the Company’s strategic plan continues to be sound loan growth. The average balance of loans, net increased $164.3 million and the yield on the portfolio increased 3 basis points. The yield on the portfolio in 2008 was negatively impacted by interest on nonaccrual loans. On a normalized basis (inclusive of interest in nonaccrual loans), the yield increased 10 basis points. Interest on federal funds sold and short term investments decreased by $5.1 million to $1.7 million for the twelve months ended June 30, 2008, from $6.8 million for the twelve months ended June 30, 2007. The decrease is related to an $81.9 million decrease in the average balance and a decrease in yield of 162 basis points. The federal funds rate decreased over the year from 5.25% at June 30, 2007 to 2.00% at June 30, 2008. Partially due to this decreased return, the Company shifted liquid assets into longer term assets. Interest on MBS AFS increased by $3.9 million to $4.7 million for the twelve months ended June 30, 2008, from $813,000 for the twelve months ended June 30, 2007. The average balance increased $74.9 million and the yield increased 14 basis points. Interest on the other investment related captions of securities HTM, securities AFS and MBS HTM decreased by $1.3 million, or 11.3%, to $10.1 million for the twelve months ended June 30, 2008, from $11.4 million for the twelve months ended June 30, 2007. The decrease was primarily due to a decrease in the combined average balance of $34.8 million.

Interest Expense. Total interest expense increased by $4.4 million, or 13.3%, to $37.2 million for the twelve months ended June 30, 2008, from $32.8 million for the twelve months ended June 30, 2007. Interest expense on deposits and stock subscription proceeds was relatively stable, increasing by $183,000 in fiscal 2008 versus fiscal 2007. Results for the 2007 period were enhanced by the lower rate of interest paid on stock subscription proceeds. The average balance of deposits decreased $51.5 million and the cost increased 26 basis points. Interest expense on borrowings increased by $4.2 million to $13.3 million for the twelve months ended June 30, 2008, from $9.1 million for the twelve months ended June 30, 2007. The average balance of borrowings increased by $99.6 million over the period while the cost decreased 4 basis points.

Net interest income. Net interest income increased by $3.9 million, or 12.7%, to $34.4 million for the twelve months ended June 30, 2008, from $30.5 million for the twelve months ended June 30, 2007. The Company’s net interest income and net interest rate spread were both negatively impacted in the three month period ended June 30, 2008 due to the reversal of accrued interest income on loans delinquent more than 90 days. The Company’s net interest rate spreads for the twelve months ended June 30, 2008 and June 30, 2007 were 2.06% and 2.23%, respectively. The Company’s net interest rate margins for the twelve months ended June 30, 2008 and June 30, 2007 were 2.77% and 2.73%, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $4.7 million for the twelve months ended June 30, 2008 as compared to $1.2 million for the twelve months ended June 30, 2007. There were no recoveries or charge-offs in either period. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels. A significant component of the increased 2008 provisions was loan growth during the periods. Loans, net increased $248.5 million during the twelve months ended June 30, 2008, as compared to growth of $115.5 million during the twelve months ended June 30, 2007. Another significant component of the increased 2008 provisions was increased delinquent and impaired loans.

Delinquency information is provided below:

Delinquency Totals (in thousands)

	06/30/08	06/30/07

30 - 59 days past due	$27,985	$555
60 - 89 days past due	18	39
90+ days past due	13,876	-
Total	$41,879	$594

Of the loans that comprise the 90+ days total at June 30, 2008, two of the loans are to the same borrower and comprise $13.8 million of the balance. The loans are secured by a condominium construction project and raw land with all building approvals. The Bank is continuing to work with the borrower. These two loans were considered impaired as of June 30, 2008. In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 impairment analysis, a specific reserve of $1.4 million was recorded against one of these loans. No reserve was required for the other loan as the loan is considered to be well collateralized. The Bank has no other impaired loans at June 30, 2008. With regard to the 30 – 59 days delinquency total at June 30, 2008, there are three loans that comprise $22.6 million of this total. Two are commercial real estate loans, of which one is classified as special mention, and the third is a multifamily loan also classified as special mention. These three loans were also 30 - 59 days delinquent at March 31, 2008. Payments have been received on these loans though they have not been brought fully current by the borrowers.

Other Income. Other income decreased by $373,000, or 7.0%, to $4.9 million for the twelve months ended June 30, 2008, from $5.3 million for the twelve months ended June 30, 2007. Net gain on sale of assets increased by $582,000 to $1.1 million for the twelve months ended June 30, 2008, from $514,000 for the twelve months ended June 30, 2007. The 2008 total is due to a $1.1 million gain on the sale of a multifamily property that had been held and operated as a real estate investment. The 2007 gain pertains to the sale of the Company’s former headquarters in Hackensack, NJ. Writedowns due to investment impairments totaled $998,000 for the twelve months ended June 30, 2008. The writedowns consisted of a $646,000 impairment charge taken on the Bank’s investment in a mutual fund investment as well as a $352,000 impairment charge related to equity securities that the Company recorded in the March 31, 2008 period. There were no impairment charges taken in 2007. The mutual fund invests primarily in agency and private label MBS. The market values of the fund’s holdings have been steadily decreasing which has caused a corresponding decrease in the fund’s net asset value. The Bank has a $7.8 million investment remaining in this asset. The “other” caption within other income decreased by $257,000 to $146,000 for the twelve months ended June 30, 2008, from $403,000 for the twelve months ended June 30, 2007. The decrease in this caption was primarily due to float earnings on the oversubscription funds returned to subscribers that was realized in 2007.

Operating Expenses. Operating expenses decreased by $5.8 million to $19.5 million for the twelve months ended June 30, 2008, from $25.2 million for the twelve months ended June 30, 2007. The primary reason for the decrease was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation in the 2007 period. Compensation, payroll taxes and fringe benefits increased by $2.7 million, or 24.2%, to $13.9 million for the twelve months ended June 30, 2008, from $11.2 million for the twelve months ended June 30, 2007. In May 2008, stock and options grants that had been approved in the Company’s 2007 Equity Incentive Plan were awarded. The amortization of the cost of this plan began in May 2008 and totaled $610,000 for the twelve months ended June 30, 2008. ESOP related expenses increased $758,000 to $1.4 million for the twelve months ended June 30, 2008 from $607,000 for the twelve months June 30, 2007. Expenses for the 2007 period were reduced due to a $492,000 refund of a prior period pension contribution. Other significant factors contributing to the 2008 increase (versus 2007) were an increase in Director related costs of $218,000; payroll tax expenses of $103,000 and employee health insurance expenses of $120,000. The balance of the increase is due to increased compensation costs as the Company has increased personnel to assist with implementing the organic growth strategy. Insurance, Legal, Audit and Accounting expenses increased by $477,000 to $1.3 million for the twelve months ended June 30, 2008, from $779,000 for the twelve months ended June 30, 2007. The increase is primarily related to increased external auditing fees and costs associated with implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).

Income Taxes. For the twelve months ended June 30, 2008, income tax expense of $6.2 million was recognized against pre-tax income of $15.2 million. For the twelve months ended June 30, 2007, income tax benefit of $1.7 million was recognized against pre-tax income of $9.4 million. The tax benefit was due to the $3.2 million valuation allowance reversal as well as a decreased effective tax rate. The contribution to OritaniSavingsBank Charitable Foundation resulted in a decrease in the effective tax rate for 2007.

Comparison of Operating Results for the Years Ended June 30, 2007 and June 30, 2006

Net Income. Net income increased $2.6 million, or 30.4%, to $11.0 million for the twelve months ended June 30, 2007, versus $8.5 million for the corresponding 2006 period. There were several non-recurring items that affected the Company’s results of operations in 2007. Earnings were negatively impacted due to a $9.1 million pre-tax charitable contribution to the OritaniSavingsBank Charitable Foundation. This contribution occurred in conjunction with the Company’s initial public offering. Earnings were positively impacted by three other non-recurring items:

1) The reversal of a previously established deferred tax asset valuation allowance. During the quarter ended June 30, 2007, the Company decided to liquidate one of its subsidiaries. It was determined that the liquidation of this subsidiary would result in an increase in future New Jersey State taxable income at its Bank subsidiary. The Company had previously established a valuation allowance for New Jersey net operating loss carryforwards incurred at its Bank subsidiary. Due to the expected utilization of the loss carryforwards in the foreseeable future the related valuation allowance of $3.2 million was reversed.

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

Total interest income. For the twelve months ended June 30, 2007, total interest income increased by $12.1 million, or 23.5%, to $63.3 million, from $51.3 million for the twelve months ended June 30, 2006. The largest increase was in interest on mortgage loans while interest on most investment related categories decreased. Interest on mortgage loans increased by $8.1 million, or 22.3%, to $44.3 million for the twelve months ended June 30, 2007, from $36.2 million for the twelve months ended June 30, 2006. The average balance of the loan portfolio increased $70.8 million and the yield on the portfolio increased 57 basis points. The market rate for new originations allowed the Company to increase the overall yield on the portfolio. Interest on the captions of securities HTM, securities AFS, MBS HTM and MBS AFS decreased by $2.8 million, or 18.5%, to $12.2 million for the twelve months ended June 30, 2007, from $15.0 million for the twelve months ended June 30, 2006. The decrease was due to a decrease in the combined average balance of $80.7 million partially offset by an increase in yield. Interest on federal funds sold and short term investments increased to $6.8 million for the twelve months ended June 30, 2007, from $82,000 for the twelve months ended June 30, 2006. The increase is related to a $125.3 million increase in the average balance and an increase in yield of 102 basis points. The increase in the average balance of fed funds sold and short term investments is primarily attributable to proceeds from the stock offering. The Company had maintained relatively high balances in liquid investments as the available returns on longer lived assets were deemed insufficient to justify significant investment.

Interest Expense. Total interest expense increased by $9.3 million, or 39.6%, to $32.8 million for the twelve months ended June 30, 2007, from $23.5 million for the corresponding 2006 period. Interest expense on deposits and stock subscription proceeds increased by $7.2 million, or 43.7%, to $23.7 million for the twelve months ended June 30, 2007, from $16.5 million for the corresponding 2006 period. The 2007 results for this caption include $517,000 of interest paid on stock subscription proceeds. The average balance of deposits increased $49.0 million and the cost increased 81 basis points. The vast majority of the increase in the average balance of deposits was due to stock subscription proceeds, which had an average balance of $48.4 million for the year. Interest expense on borrowings increased by $2.1 million, or 29.9%, to $9.1 million for the twelve months ended June 30, 2007, from $7.0 million for the twelve months ended June 30, 2006. The average balance of borrowings increased $35.2 million and the cost increased 33 basis points. Borrowings increased in order to fund asset growth.

Net interest income. Net interest income increased by $2.8 million, or 10.0%, to $30.5 million for the twelve months ended June 30, 2007, from $27.8 million for the twelve months ended June 30, 2006. Net interest income was negatively impacted by the interest rate environment.

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

Other Income. Other income increased by $749,000, or 16.4%, to $5.3 million for the twelve months ended June 30, 2007, from $4.6 million for the twelve months ended June 30, 2006. The 2006 period includes a $799,000 gain on the sale of a former branch building and also includes an impairment charge of $355,000 recognized on an investment that was considered to be other than temporarily impaired. The 2007 period includes a $514,000 gain regarding the transfer of the Company’s former headquarters in Hackensack, NJ. Although this asset was sold in December, 2005 the Company could not account for the transaction as a sale due to the Company’s continuing involvement with the sold property in the form of a non-recourse note. The subsequent sale of the non-recourse note during the March 31, 2007 quarter permitted the Company to utilize sale/leaseback accounting in accordance with FASB Statement No. 98, causing a portion of the gain to be recognized. The transaction was previously accounted for as a finance obligation. Income from investments in real estate joint ventures and real estate operations, net increased $271,000 for the twelve months ended June 30, 2007 versus the corresponding 2006 period. The income reported in this caption is dependent upon the operations of various properties and is subject to fluctuation. The 2007 period also included a $113,000 increase in income on bank-owned life insurance and a $219,000 increase in the “other” caption within other income. The increase in this caption was primarily due to float earnings on the oversubscription funds returned to subscribers.

Operating Expenses. Operating expenses increased by $7.7 million, or 44.1%, to $25.2 million for the twelve months ended June 30, 2007, from $17.5 million for the twelve months ended June 30, 2006. The primary reason for the increase was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation. This contribution was executed in conjunction with the stock offering. Compensation, payroll taxes and fringe benefits decreased by $1.0 million, or 8.3%, to $11.2 million for the twelve months ended June 30, 2007, from $12.2 million for the twelve months ended June 30, 2006. The 2006 expenses in this caption were higher due to costs associated with the Company’s retirement plans, particularly the Company’s defined benefit pension plan. The decreased retirement plan expenses were partially offset by normal increases in compensation. Office occupancy and equipment expense decreased by $445,000, or 22.0%, to $1.6 million for the twelve months ended June 30, 2007, from $2.0 million for the twelve months ended June 30, 2006. This decrease was primarily due to decreased real estate tax expense, as well as smaller decreases in depreciation and maintenance expenses, and snow removal expenses. The decreased real estate tax expense was primarily due to successful appeals of assessed values.

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

	For the Years Ended June 30,
	2008			2007			2006
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans, net	$858,223	$55,053	6.41%	$693,902	$44,278	6.38%	$623,120	$36,196	5.81%
Securities available for sale at market value	34,464	1,716	4.98	15,789	868	5.50	24,728	1,087	4.40
Securities held to maturity	19,192	999	5.21	19,093	1,073	5.62	21,160	1,026	4.85
Mortgage-backed securities available for sale at market value	91,060	4,710	5.17	16,147	813	5.03	20,811	959	4.61
Mortgage-backed securities held to maturity	192,007	7,409	3.86	245,625	9,475	3.86	310,620	11,926	3.84
Federal Funds sold and short term investments	45,292	1,704	3.76	127,215	6,842	5.38	1,881	82	4.36
Total interest-earning assets	1,240,238	71,591	5.77	1,117,771	63,349	5.67	1,002,320	51,276	5.12
Non-interest-earning assets	69,806			62,293			37,767
Total assets	$1,310,044			$1,180,064			$1,040,087

Interest-bearing liabilities:
Savings accounts	$151,068	2,427	1.61%	$211,397	3,093	1.46%	$196,386	2,382	1.21%
Money market deposit accounts	50,263	1,730	3.44	32,673	1,195	3.66	20,771	710	3.42
NOW accounts	71,176	812	1.14	75,153	868	1.15	82,980	687	0.83
Time deposits	420,787	18,896	4.49	425,563	18,526	4.35	395,673	12,703	3.21
Total deposits	693,294	23,865	3.44	744,786	23,682	3.18	695,810	16,482	2.37
Borrowings	310,231	13,343	4.30	210,598	9,147	4.34	175,395	7,040	4.01
Total interest-bearing liabilities	1,003,525	37,208	3.71%	955,384	32,829	3.44%	871,205	23,522	2.70%
Non-interest-bearing liabilities	27,438			23,319			22,221
Total liabilities	1,030,963			978,703			893,426
Stockholders’ Equity	279,081			201,361			146,661
Total liabilities and Stockholders’ Equity	$1,310,044			$1,180,064			$1,040,087

Net interest income		$34,383			$30,520			$27,754
Net interest rate spread (1)			2.06%			2.23%			2.42%
Net interest-earning assets(2)	$236,713			$162,387			$131,115
Net interest margin (3)			2.77%			2.73%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities			123.59%			117.00%			115.05%

(1)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(2)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30, 2008 vs. 2007			Years Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$10,485	$290	$10,775	$4,112	$3,970	$8,082
Securities available for sale	1,027	(179)	848	(393)	174	(219)
Securities held to maturity	6	(80)	(74)	(100)	147	47
Mortgage-backed securities available for sale	3,772	125	3,897	(215)	69	(146)
Mortgage-backed securities held to maturity	(2,068)	2	(2,066)	(2,495)	44	(2,451)
Federal Funds sold and short term investments	(4,406)	(732)	(5,138)	5,464	1,296	6,760

Total interest-earning assets	8,816	(574)	8,242	6,373	5,700	12,073

Interest-bearing liabilities:
Savings accounts	(883)	217	(666)	182	529	711
Money market	643	(108)	535	407	78	485
NOW accounts	(46)	(10)	(56)	(65)	246	181
Time deposits	(208)	578	370	960	4,863	5,823
Total deposits	(494)	677	183	1,484	5,716	7,200

Borrowings	4,327	(131)	4,196	1,413	694	2,107

Total interest-bearing liabilities	3,833	546	4,379	2,897	6,410	9,307

Change in net interest income	$4,983	$(1,120)	$3,863	$3,476	$(710)	$2,766

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

(ii)	originating construction loans that generally have short maturities and monthly interest resets based upon the prime rate;

(ii)	investing in shorter duration securities and mortgage-backed securities; and

(iii)	obtaining general financing through FHLB advances with either a fixed long term or with call options that are considered unlikely.

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

The table below sets forth, as of June 30, 2008 the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$205,984	$(75,712)	(26.9)%	15.73%	(391)
+200	231,043	(50,653)	(18.0)	17.14	(250)
+100	259,051	(22,645)	(8.0)	18.61	(103)
0	281,696	—	—	17.64	—
-100	297,947	16,251	5.8	20.23	59

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2008 in the event of a 100 basis point increase in interest rates, we would experience an 8.0% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 18.0% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. Our Asset/Liability Management Committee focuses on our level of liquid assets as well as our borrowing capacity with the FHLB. Funds can be obtained from the FHLB on a same day basis, significantly reducing the need to maintain excess liquid assets to address liquidity concerns.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i) expected loan demand;

(ii) expected deposit flows;

(iii) expected payments from the loan and investment portfolios;

(iv) funds available through borrowings;

(v) yields available on interest-earning deposits and securities; and

(vi) the objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $8.9 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $171.5 million at June 30, 2008. .

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2008, we had $93.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $86.9 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2008 totaled $365.7 million, or 52.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2008, we originated $359.3 million of loans, purchased $11.3 million of loans, and purchased $141.8 million of securities. During the year ended June 30, 2007, we originated $241.4 million of loans, purchased $7.0 million of loans, and purchased $71.9 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $3.2 million and $7.1 million for the fiscal years ended June 30, 2008 and 2007, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net increase of $237.0 million and a net increase of $26.9 million during the fiscal years ended June 30, 2008 and 2007, respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering that closed in January 2007 significantly increased our liquidity and capital resources. The initial level of liquidity provided by the stock offering has been reduced over the year as they were deployed for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been, and will continue to be, enhanced by the net proceeds from the stock offering, primarily be positively impacting net interest-earning assets and net income. However, due to the increased equity resulting from the net proceeds raised in the stock offering, return on equity has been, and will continue to be, negatively impacted by the stock offering.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$1,083	$18,404	$60,000	$354,185	$433,672
Operating leases	263	512	459	605	1,839
Total	$1,346	$18,916	$60,459	$354,790	$435,511
Commitments to extend credit	$93,059	$–	$–	$–	$93,059
Unadvanced construction loans	$57,150	$–	$–	$–	$56,458
Unused lines of credit	$29,770	$–	$–	$–	$29,770

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

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Oritani Financial Corp.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. This report appears on page 59.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2007 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Certain Related Persons” section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2008 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at June 30, 2008 and 2007

(C)	Consolidated Statements of Income - Years ended June 30, 2008, 2007 and 2006

(D)	Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2008, 2007 and 2006

(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2008, 2007 and 2006

(F)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated September 11, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2008

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Balance Sheets
June 30, 2008 and June 30, 2007

	2008	2007
	(Dollars in thousands)
Assets

Cash on hand and in banks	$7,332	$7,823
Federal funds sold and short term investments	1,558	55,703
Cash and cash equivalents (note 3)	8,890	63,526

Loans, net (notes 4 and 5)	1,007,077	758,542
Securities held to maturity, estimated market value of $5,347 at June 30, 2007 (notes 6 and 12)	—	5,415
Securities available for sale, at market value (notes 7 and 12)	22,285	35,443
Mortgage-backed securities held to maturity, estimated market value of $162,671 and $210,505 June 30, 2008 and 2007, respectively (notes 6 and 12)	163,950	217,406
Mortgage-backed securities available for sale, at market value (notes 7 and 12)	149,209	38,793
Bank Owned Life Insurance (at cash surrender value)	26,425	25,365
Federal Home Loan Bank of New York stock, at cost	21,547	10,619
Accrued interest receivable (note 8)	5,646	4,973
Investments in real estate joint ventures, net	5,564	6,200
Real estate held for investment	3,681	2,492
Office properties and equipment, net (note 9)	9,287	8,361
Other assets (note 11)	19,733	17,308
Total assets	$1,443,294	$1,194,443

Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 10)	$698,932	$695,757
Borrowings (note 12)	433,672	196,661
Advance payments by borrowers for taxes and insurance	7,024	5,684
Accrued taxes payable	—	1,463
Official checks outstanding	4,143	5,050
Other liabilities (note 13)	20,548	17,258
Total liabilities	1,164,319	921,873

Stockholders' Equity (notes 2 and 16):
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at June 30, 2008 and June 30, 2007 40,187,062 outstanding at June 30, 2008 and 40,552,162 outstanding at June 30, 2007.	130	130
Additional paid-in capital	128,656	127,710
Unallocated common stock held by the employee stock ownership plan	(14,704)	(15,499)
Treasury stock, at cost; 365,100 shares at June 30, 2008	(5,926)	—
Retained income (note 11)	171,160	161,300
Accumulated other comprehensive loss, net of tax	(341)	(1,071)
Total stockholders' equity	278,975	272,570

Commitments and contingencies (notes 4 and 15)
Total liabilities and stockholders' equity	$1,443,294	$1,194,443

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Income
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$55,053	$44,278		$36,196
Interest on securities held to maturity	999	1,073		1,026
Interest on securities available for sale	1,716	868		1,087
Interest on mortgage-backed securities held to maturity	7,409	9,475		11,926
Interest on mortgage-backed securities available for sale	4,710	813		959
Interest on federal funds sold and short term investments	1,704	6,842		82
Total interest income	71,591	63,349		51,276

Interest expense:
Deposits and stock subscription proceeds (note 10)	23,865	23,682		16,482
Borrowings (note 12)	13,343	9,147		7,040
Total interest expense	37,208	32,829		23,522

Net interest income before provision for losses on loans	34,383	30,520		27,754
Provision for loan losses (note 5)	4,650	1,210		1,500
Net interest income	29,733	29,310		26,254

Other income:
Service charges	1,126	1,119		1,043
Real estate operations, net	1,314	1,205		1,011
Income from investments in real estate joint ventures	1,192	1,084		1,007
BOLI income	1,060	984		870
Net loss on sale and write down of securities	(998)	—		(355)
Gain on sale of Real Estate Held for Investment	1,096	—		—
Gain on sale of fixed assets	—	514		799
Other income	146	403		185
Total other income	4,936	5,309		4,560

Operating expenses:
Compensation, payroll taxes and fringe benefits (notes 13 and 14)	13,923	11,213		12,233
Advertising	470	510		394
Office occupancy and equipment expense (notes 9 and 15)	1,595	1,575		2,020
Data processing service fees	1,058	1,031		1,085
Federal insurance premiums	92	93		93
Telephone, Stationary, Postage and Supplies	417	398		391
Insurance, Legal, Audit and Accounting	1,256	779		550
Contribution to charitable foundation (note 2)	—	9,110		—
Other expenses	680	540		758
Total operating expenses	19,491	25,249		17,524

Income before income tax expense	15,178	9,370		13,290
Income tax expense (benefit) (note 11)	6,218	(1,664)		4,827
Net income	$8,960 $	$11,034 $		$8,463
Earnings per share-basic and diluted (fiscal 2008 represents a full year, fiscal 2007 represents the period from January 23, 2007 to June 30, 2007) (note 20)	$0.23	$0.15	$	n/a

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consoldiated Statements of Stockholders' Equity
Years ended June 30, 2008, 2007 and 2006

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
		Additional		stock		hensive	stock-
	Common	paid-in	Treasury	held by	Retained	(loss)	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2005	$—	$—	$—	$—	$141,803	$(7)	$141,796
Comprehensive income:
Net income	—	—	—	—	8,463	—	8,463
Unrealized holding loss on securities available for sale arising during year, net of tax benefit of $152	—	—	—	—	—	(286)	(286)
Change in minimum pension liability, net of tax of $88	—	—	—	—	—	163	163
Total comprehensive income							8,340
Balance at June 30, 2006	$—	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	—	11,034	—	11,034
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	3	3
Change in minimum pension liability, net of tax of $55	—	—	—	—	—	132	132
Total comprehensive income							11,169
Sale of 12,976,686 shares of common stock in the initial public offering and issuance of 27,575,476 shares to the mutual holding company	130	127,500	—	—	—	—	127,630
Purchase of common stock by the ESOP	—	—	—	(15,896)	—	—	(15,896)
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $717	—	—	—	—	—	(1,076)	(1,076)
ESOP shares allocated or committed to be released	—	210	—	397	—	—	607
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	8,960	—	8,960
Unrealized holding gain on securities available for sale arising during year, net of tax of $177	—	—	—	—	—	256	256
Reclassification adjustment for losses included in net income, net of tax tax of $264	—	—	—	—	—	382	382
Change in funded status of retirement obligations, net of tax of $61	—	—	—	—	—	92	92
Total comprehensive income							9,690
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	900	—	900
Purchase of treasury stock (365,100 shares)	—	—	(5,926)	—	—	—	(5,926)
Compensation cost for stock options and restricted stock	—	610	—	—	—	—	610
ESOP shares allocated or committed to be released	—	336	—	795	—	—	1,131
Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Cash Flows
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,960	$11,034	$8,463
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	8,110	—
ESOP and stock-based compensation expense	1,741	607	—
Depreciation of premises and equipment	540	718	763
Amortization and accretion (premiums and discounts), net	237	463	729
Provision for losses on loans	4,650	1,210	1,500
Amortization and accretion (deferred loan fees), net	(779)	(702)	(685)
Deferred taxes	(1,482)	(9,159)	(755)
Loss on sale of or writedown of securities	998	—	355
Gain on sale of real estate held for investment	(1,096)	—	—
Gain on sale of fixed assets	—	(514)	(799)
Increase in cash surrender value of bank owned life insurance	(1,060)	(984)	(870)
Income from real estate held for investment	(660)	(708)	(605)
Income from real estate joint ventures	(1,192)	(1,084)	(1,007)
Increase in accrued interest receivable	(673)	(1,063)	(505)
Increase in other assets	(1,292)	(331)	(970)
Increase (decrease) in other liabilities	2,041	5,575	(2,084)
Net cash provided by operating activities	10,933	13,172	3,530
Cash flows from investing activities:
Net increase in loans receivable	(241,106)	(109,026)	(144,829)
Purchase of mortgage loans	(11,300)	(6,960)	(5,497)
Purchase of securities held to maturity	—	(5,000)	—
Purchase of securities available for sale	(17,718)	(35,000)	—
Purchase of mortgage-backed securities held to maturity	—	(4,886)	—
Purchase of mortgage-backed securities available for sale	(124,033)	(27,023)	—
Purchase of Federal Home Loan Bank of New York stock	(10,928)	(1,252)	(279)
Principal payments on mortgage-backed securities held to maturity	53,083	61,735	96,713
Principal payments on mortgage-backed securities available for sale	14,710	5,692	7,832
Proceeds from calls and maturities of securities held to maturity	5,415	13,000	12,085
Proceeds from calls and maturities of securities available for sale	30,000	10,000	50,000
Purchase of Bank Owned Life Insurance	—	—	(4,523)
Additional investment in real estate held for investment	(1,378)	(238)	(875)
Distributions received from real estate held for investment	552	585	639
Proceeds from sale of real estate held for investment	1,159	—	—
Additional investment in real estate joint ventures	—	(30)	(1,100)
Distributions received from real estate joint ventures	1,841	1,182	1,331
Purchase of fixed assets	(1,466)	(409)	(988)
Proceeds from sale of fixed assets	—	1,973	842
Net cash (used in) provided by investing activities	(301,169)	(95,657)	11,351
Cash flows from financing activities:
Net increase (decrease) in deposits	3,175	7,111	(14,334)
Net proceeds from sale of common stock	—	119,520	—
Purchase of common stock for ESOP	—	(15,896)	—
Increase in advance payments by borrowers for taxes and insurance	1,340	577	892
Proceeds from borrowed funds	244,885	113,400	101,633
Repayment of borrowed funds	(7,874)	(85,975)	(113,982)
Purchase of treasury stock	(5,926)	—	—
Net cash provided by (used in) financing activities	235,600	138,737	(25,791)
Net (decrease) increase in cash and cash equivalents	(54,636)	56,252	(10,910)
Cash and cash equivalents at beginning of year	63,526	7,274	18,184
Cash and cash equivalents at end of year	$8,890	$63,526	$7,274
Supplemental cash flow information:
Cash paid during the year for:
Interest	$36,296	$32,589	$23,591
Income taxes	9,583	5,647	9,250
Non cash borrowing activity	—	(544)	—

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the Company), and its wholly owned subsidiaries, Oritani Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Oritani Financial Services, Inc. (inactive), Ormon LLC (Ormon), and Oritani Holding Company (liquidated), as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual security deemed to be other than temporary is recognized as a loss in operations in the period in which such determination is made. In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

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

Consumer loans and any portion of residential real estate mortgage loans not adequately secured are generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management’s ongoing evaluation of nonperforming loans. In the ordinary course of business, loans are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

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

Federal Home Loan Bank of New York Stock

The Bank, as a member of the FHLB of New York , is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost.

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

The Bank provides several nonqualified, defined benefit plans which provides benefits to executive officers and directors of the Company. These plans are unfunded and the costs of the plans are recognized over the period that services are provided.

The Company provides several post-retirement benefit plans to directors and certain retired employees and will provide such benefits to certain active officers that are accounted for in accordance with SFAS No. 158 SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R”. These plans include The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of June 30, 2007. This statement requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end balance sheet and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet will be effective for the Company as of June 30, 2009. The Company accrues the cost of post-retirement benefit plans during the employee’s period of active service.

The Company’s equity incentive plan is accounted for in accordance with SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the consolidated statements of changes in equity.

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Oritani Financial Corp., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified in order to conform with the 2008 presentation.

(2) Stock Transactions

Stock Offering

The Company completed its initial public stock offering on January 23, 2007. The Company sold 12,165,649 shares, or 30.0% of its outstanding common stock, to subscribers in the offering, including 1,589,644 shares purchased by the Oritani Bank Employee Stock Ownership Plan (“ESOP”). Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent holds 27,575,476 shares, or 68.0% of the Company’s outstanding common stock. Additionally, the Bank contributed $1.0 million in cash, and the Company issued 811,037 shares of common stock, or 2.0% of the Company’s outstanding common stock, to the OritaniSavingsBank Charitable Foundation. This action resulted in a $9.1 million pre-tax expense recorded in the quarter ended March 31, 2007. Proceeds from the offering, including the value of shares issued to the charitable foundation but net of expenses, were $127.6 million. Net deployable funds, after deducting for the ESOP shares and the total contribution to the charitable foundation, were $102.6 million. The Company contributed $59.7 million of the proceeds to Oritani Bank. Stock oversubscription proceeds of $323.4 million were returned to subscribers.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Stock Repurchase Program

On June 2, 2008, the Company announced that its Board of Directors authorized a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares. Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital. During the year ended June 30, 2008, the Company purchased 365,100 shares at a cost of $5.9 million, or approximately $16.23 per share. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At June 30, 2008, there are 932,568 shares yet to be purchased under the current plan.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

(4) Loans

A comparative summary of loans at June 30, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)
First mortgage loans:
Conventional one to four family	223,087	188,941
Multifamily and commercial real estate	597,171	451,131
Total first mortgage loans	820,258	640,072

Second mortgage and equity loans	59,886	65,240
Construction loans	138,195	62,704
Other loans	4,880	1,140
	1,023,219	769,156

Less:
Deferred fees, net	2,610	1,732
Allowance for loan losses	13,532	8,882
	$1,007,077	758,542

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

At June 30, 2008 and 2007, the Company had fixed-rate mortgage commitments of $44.3 million and $23.9 million, respectively, and variable-rate mortgage commitments of $48.7 and $24.8 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2008 was 5.38% to 7.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

The Company grants residential real estate loans on single- and multifamily dwellings principally throughout the state of New Jersey and has previously purchased out-of-state residential mortgage pools. Multifamily and commercial real estate loan originations extend into Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for losses are provided for all known and inherent risks. Collateral and/or guarantees are required for all loans.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$8,882	7,672	6,172
Provisions charged to operations	4,650	1,210	1,500
Recoveries	—	—	—
Loans charged off	—	—	—
Balance at end of year	$13,532	8,882	7,672

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2008 and 2006 were $14.2 million and $458,000, respectively. There were no nonaccrual loans at June 30, 2007. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $521,000 and $25,000 for the years ended June 30, 2008, and 2006, respectively.

The Company has defined its population of loans considered to be impaired to be all multifamily and commercial mortgage loans that have been placed on nonaccrual status. Impaired loans at June 30, 2008 and 2006 were $13.8 million and $341,000, respectively. There were no impaired loans at June 30, 2007. The allocation in the allowance for loan losses for impaired loans at June 30, 2008 and 2006 were $1.4 million and $34,000, respectively. Interest income recognized on these loans for the years ended June 30, 2008 and 2006 was $184,000 and $4,000, respectively. The average balance of impaired loans was $3.5 million during the year ended June 30, 2008.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(6) Securities and Mortgage-backed Securities Held to Maturity

The following is a comparative summary of securities and mortgage-backed securities held to maturity as of June 30, 2008 and 2007:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2008:
Mortgage-backed securities:
FHLMC	$25,082	156	336	24,902
FNMA	42,066	223	196	42,093
GNMA	6,055	8	23	6,040
CMO	90,747	146	1,257	89,636
	$163,950	533	1,812	162,671

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2007:
Securities held to maturity
U.S. Government and federal agency obligations	$5,415	—	68	5,347
Mortgage-backed securities:
FHLMC	$31,365	22	1,058	30,329
FNMA	58,479	35	1,200	57,314
GNMA	8,895	46	34	8,907
CMO	118,667	—	4,712	113,955
	$217,406	103	7,004	210,505

The Company did not sell any mortgage-backed securities held to maturity during 2008, 2007 or 2006. At June 30, 2008, mortgage-backed securities with a fair value of $162.7 million were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12).

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Gross unrealized losses on securities and mortgage-backed securities held to maturity and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007 are as follows:

	2008
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Mortgage-backed securities:
FHLMC	$11,191	226	3,035	110	14,226	336
FNMA	8,068	45	17,580	151	25,648	196
GNMA	495	1	2,286	22	2,781	23
CMO	23,628	70	50,742	1,187	74,370	1,257
	$43,382	342	73,643	1,470	117,025	1,812

	2007
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Securities held to maturity
U.S. Government and federal agency obligations	$—	—	5,347	68	5,347	68
Mortgage-backed securities:
FHLMC	$244	4	24,434	1,054	24,678	1,058
FNMA	9,744	63	45,449	1,137	55,193	1,200
GNMA	118	1	2,844	33	2,962	34
CMO	4,856	44	109,098	4,668	113,954	4,712
	$14,962	112	181,825	6,892	196,787	7,004

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

The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac. The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well. The Company has one AAA rated private label CMO investment with an amortized cost of $1.4 million and a fair value of $1.3 million. The security was issued in 2003 and is performing in accordance with contractual terms. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(7) Securities and Mortgage-Backed Securities Available for Sale

The following is a comparative summary of securities and mortgage-backed securities available for sale as of June 30, 2008 and 2007:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2008:
Securities available for sale
U.S. Government and federal agency obligations	$10,000	—	135	9,865
Corporate bonds	2,000	184	—	2,184
Mutual funds	7,782	—	—	7,782
Equity securities	2,364	292	202	2,454
	$22,146	476	337	22,285
Mortgage-backed securities:
FHLMC	$28,672	263	98	28,837
FNMA	31,084	113	302	30,895
GNMA	3,134	13	4	3,143
CMO	85,351	1,160	177	86,334
	$148,241	1,549	581	149,209

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2007:
Securities available for sale
U.S. Government and federal agency obligations	$25,000	7	—	25,007
Corporate bonds	2,000	24	—	2,024
Mutual funds	8,429	—	17	8,412
	$35,429	31	17	35,443
Mortgage-backed securities:
FHLMC	$1,363	4	4	1,363
FNMA	5,891	45	18	5,918
GNMA	4,502	46	—	4,548
CMO	27,024	1	61	26,964
	$38,780	96	83	38,793

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

At June 30, 2008, securities and mortgage-backed securities with a fair value of $159.1 million were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12). The Company did not sell any mortgage-backed securities available for sale during 2008, 2007 or 2006. The Equity securities captions relates to holdings of shares in financial industry common stock. During fiscal 2008, several of these holdings were deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $352,000 reducing the Company’s cost basis to $2.4 million at June 30, 2008. The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages which was deemed other-than-temporarily impaired. The Company recorded a non-cash impairment charge to earnings of $646,000 reducing the Company’s cost basis to $8.4 million at June 30, 2008. During 2006, the Company sold a majority of its investment in this mutual fund. Proceeds from the sale of the mutual fund during 2006 were $50,000,000. This security had a carrying amount of $50,355,000 (amortized cost of $51,571,000 offset by an impairment charge of $1,216,000 related to an other-than-temporary decline in market value recognized in fiscal 2005). Upon sale, the Company recognized the remaining loss of $355,000 during fiscal 2006.

The amortized cost and estimated market value of securities available for sale other than mutual funds, equity securities and mortgage-backed securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	market
	cost	value
	(In thousands)
Securities available for sale
Mutual fund	$10,146	10,236
U.S. Government and federal agency obligations and corporate bonds:
Due after five years through ten years	12,000	12,049
	$22,146	22,285
Mortgage-backed securities	$148,241	149,209

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007 are as follows:

	2008
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$9,865	135	—	—	9,865	135
Equity securities	1,022	202	—	—	1,022	202
	$10,887	337	—	—	10,887	337

Mortgage-backed securities:
FHLMC	$14,086	95	716	3	14,802	98
FNMA	17,677	302	—	—	17,677	302
GNMA	344	1	474	3	818	4
CMO	19,022	177	—	—	19,022	177
	$51,129	575	1,190	6	52,319	581

	2007
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
Mutual funds	$8,412	17	—	—	8,412	17

Mortgage-backed securities:
FHLMC	$275	1	869	3	1,144	4
FNMA	1,510	18	—	—	1,510	18
CMO	23,230	61	—	—	23,230	61
	$25,015	80	869	3	25,884	83

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2008 and 2007 is as follows:

	2008	2007
	(In thousands)
Mortgage loans	$4,269	3,276
Mortgage-backed securities	1,214	983
Securities	163	714
	$5,646	4,973

(9) Office Properties and Equipment

At June 30, 2008 and 2007, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2008	2007
	(In thousands)
Cost:
Land	$3,431	2,618
Buildings	5,600	5,600
Land and building improvements	2,859	2,685
Leasehold improvements	633	629
Furniture and equipment	4,651	4,334
Construction in progress	213	83
	17,387	15,949
Less accumulated depreciation and amortization	8,100	7,588
	$9,287	8,361

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 amounted to $540,000, $718,000 and $763,000, respectively.

During fiscal 2008, the Company purchased land in Bergenfield, NJ and entered into a contract to lease premises in Jersey City, New Jersey, for the purpose of de novo branch locations.

During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor. The asset was transferred in December 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property. The Company leased back a portion of the premises and provided the buyer with non recourse financing. In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time. During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction. As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million. In accordance with this guidance, $514,000 of the gain on the sale was recognized and the remaining deferred gain of $519,000 will be recognized ratably over the remaining term of the lease. The Company had recorded the finance obligation as part of other borrowings which amounted to $467,616 at June 30, 2006 and was extinguished concurrent with the sale of the property subject to the sale/leaseback during the 2007 fiscal year.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

In addition, during fiscal year 2006, the Company sold a former branch location resulting in a net gain before taxes of $799,420.

(10) Deposits

Deposit balances at June 30, 2008 and 2007 are summarized as follows:

	2008		2007
		Weighted		Weighted
		average		average
	Amount	cost	Amount	cost
	(Dollars in thousands)
NOW accounts	$73,949	0.89%	$75,510	1.12%
Money market deposit accounts	57,117	2.92	41,029	4.00
Savings accounts	149,062	1.35	156,670	1.56
Time deposits	418,804	3.84	422,548	4.75
	$698,932	2.92%	$695,757	3.59%

Interest expense on deposits for the years ended June 30, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
	(In thousands)
NOW accounts	$812	868	687
Money market deposit accounts	1,730	1,195	710
Savings accounts	2,427	2,575	2,382
Time deposits	18,896	18,526	12,703
Stock subscriptions	—	518	—
	$23,865	23,682	16,482

Time deposits at June 30, 2008 mature as follows (in thousands):

Year ending June 30:
2009	$365,690
2010	42,379
2011	3,807
2012	3,768
2013	3,160
$418,804

Included in time deposits at June 30, 2008 and 2007 is $100.8 million and $96.9 million, respectively, of deposits of $100,000 and over. Individual deposits in excess of $100,000 are not insured by the FDIC.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	(In thousands)
Current:
Federal	$7,210	6,833	5,104
State	490	662	478
Total current	7,700	7,495	5,582
Deferred:
Federal	(2,724)	(3,312)	(755)
State	1,242	(5,847)	-
Total deferred	(1,482)	(9,159)	(755)
Total income tax expense	$6,218	(1,664)	4,827

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In thousands)
Income before provision for income taxes	$15,178	9,370	13,290

Applicable statutory federal income tax rate	35%	35%	35%

Computed “expected” federal income tax expense	5,312	3,280	4,651
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	1,128	(3,370)	311
Bank owned life insurance	(371)	(344)	(304)
Contribution to charitable foundation	—	(1,533)	—
Other items, net	149	303	169
	$6,218	(1,664)	4,827

The effective tax rates for the years ended June 30, 2008, 2007 and 2006 were 40.97%, (17.76)% and 36.3%, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses per books	$5,528	3,628	2,748
Reserve for uncollected interest	213	—	16
Premises and equipment – differences in depreciation	291	659	881
Pension	3,859	3,317	2,281
Accrued/deferred compensation	1,701	1,255	1,064
Capital loss carry forward	445	37	40
Charitable contribution carry forward	4,154	5,074	—
Net operating loss carry forward	1,024	2,192	3,175
Prepaid AMA	146	169	207
ESOP shares allocated or committed to be released	487	162	—
Other	484	261	271
Total gross deferred tax assets	18,332	16,754	10,683
Less valuation reserve	611	552	4,361
Total deferred tax asset	17,721	16,202	6,322
Deferred tax liabilities:
Unrealized gain on securities available for sale	450	10	9
Deferred loan fees	132	103	85
Other	170	87	53
Total deferred tax liabilities	752	200	147
Net deferred tax asset	$16,969	16,002	6,175

Sources of deferred taxes for the years ended June 30, 2008, 2007 and 2006 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.

At June 30, 2008 and 2007, the Company has state net operating loss carryforwards of approximately $17.5 million and $37.5 million, respectively, having expiration dates ranging from December 2010 through 2013. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

At June 30, 2008 and 2007, the valuation allowance was $611,000 and $552,000, respectively. The valuation allowance relates to the stock contribution to the charitable foundation for which tax benefits are not more likely than not to be realized. At June 30, 2006, the valuation allowance was $4.4 million and relates to tax benefits associated with state net operating loss carryforwards, minimum tax assessments and a portion of the Company’s deferred tax assets for which tax benefits are not more likely than not to be realized. During the 2007 fiscal year the Company liquidated one of its subsidiaries. The liquidation of this subsidiary will result in an increase in future New Jersey State taxable income at its Bank subsidiary. The Company had previously established a valuation allowance for New Jersey net operating loss carryforwards and other deferred tax assets incurred at its Bank subsidiary. Due to the expected utilization of the loss carryforwards in the foreseeable future the related valuation allowance of $3.2 million was reversed.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Retained earnings at June 30, 2008 includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under Statement of Financial Accounting Standards No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2008, the Company had an unrecognized tax liability of $6.3 million with respect to this reserve.

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. The Company, through its various wholly owned subsidiaries, deploys several tax strategies. Based on the facts surrounding these strategies and applicable laws, the Company believes these strategies are more likely than not of being sustained under examination. The Company believes it will receive 100% of the benefit of the tax positions and has recognized the effects of the tax positions in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $900,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the July 1, 2007, balance of retained earnings. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(12) Borrowings

Borrowed funds are summarized as follows:

	June 30,
	2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB of NY	$433,289	4.00%	$196,279	4.17%
Other	383	2.00%	382	5.25%
	$433,672	4.00%	$196,661	4.17%

Borrowings represent advances and repurchase agreements and mature as follows (in thousands):

Year ending June 30:
2009	$1,083
2010	10,000
2011	8,404
2012	20,000
2013	40,000
2014	24,185
2015	75,000
2016	30,000
2017	70,000
2018	120,000
2019	35,000
$433,672

The majority of the borrowings listed above have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate. The Company expects that some of these advances will be put by the FHLB prior to their maturity date.

At June 30, 2008, borrowings are secured by mortgage-backed securities and investment securities with a book value of $323.0 million and residential performing mortgage loans with an outstanding balance of $185.6 million. At June 30, 2007, borrowings were secured by mortgage-backed securities with a book value of $228.8 million.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(13) Employee Benefit Plans

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain age 21 and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension administrative expenses of $21,000, $10,000 and $1,000 were incurred for the years ended June 30, 2008, 2007 and 2006, respectively. The Company records as pension expense the annual contributions made to the plan. There were no net contributions made for the years ended June 30, 2008 and 2007. Contributions totaling $2.7 million were recorded for the year ended June 30, 2006.

The Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2008, 2007 and 2006 were $120,000, $123,000 and $112,000, respectively.

The Company has a nonqualified savings incentive plan covering employees whose salary deferrals to the savings incentive plan are limited. Salary deferrals to the savings incentive plan must be maximized by an employee before deferrals are allowed in the nonqualified savings incentive plan. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2008, 2007 and 2006 were $42,000, $21,000 and $21,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2008 and 2007 was $1.4 million and $1.1 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $180,000, $143,000 and $187,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement. The Company recorded expenses of $420,000, $391,000 and $305,000 for the years ended June 30, 2008, 2007 and 2006, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $300,000, $337,000 and $338,000 for the years ended June 30, 2008, 2007 and 2006, respectively, related to the Medical Plan.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their monthly and board committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2008 and 2007, interest was calculated at 9.00%. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2008 and 2007 was $2.2 million and $1.6 million, respectively.

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement income, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $689,000, $648,000 and $498,000 for the years ended June 30, 2008, 2007 and 2006, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $2.0 million and $1.3 million was recorded for this plan as of June 30, 2008 and 2007, respectively.

The following table sets forth information regarding the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2008 and 2007 (in thousands). As detailed above, similar disclosures for the multi-employer defined benefit plan cannot be ascertained.

	BEP Plan and Retirement Plan		Medical Plan
	2008	2007	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$3,421	$2,774	$2,694	$2,394
Service cost	256	234	58	53
Interest cost	221	195	163	157
Amendments	-	537	-	-
Actuarial (gain) loss	135	(261)	(61)	146
Benefits paid	(52)	(58)	(52)	(56)
Discount rate change	(233)	-	(202)	-
Projected benefit obligation at end of the year	$3,748	$3,421	$2,600	$2,694

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$-	$-	$-	$-
Actual return on plan assets	-	-	-	-
Employer contributions	52	58	52	56
Benefits paid	(52)	(58)	(52)	(56)
Fair value of plan assets at end of the year	$-	$-	$-	$-
Funded status at end of year	$(3,748)	$(3,421)	$(2,600)	$(2,694)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The underfunded BEP and retirement benefits of $3.7 million and $3.4 million and medical benefits of $2.6 million and $2.7 million at June 30, 2008 and 2007, respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive loss related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2008 and 2007 are summarized in the following table (in thousands).

	BEP Plan and Retirement Plan		Medical Plan
	2008	2007	2008	2007

Prior service cost	$418	478	$-	4
Net actuarial loss	429	570	448	762
Total amounts recognized in accumulated other comprehensive loss	$847	1,048	$448	766

Net periodic benefit costs for the years ended June 30, 2008, 2007 and 2006, as well as costs that are expected to be amortized into expense in fiscal 2009, are presented in the following table (in thousands):

	BEP Plan and Retirement Plan			Medical Plan
	2008	2007	2006	2008	2007	2006
Service cost	$256	$234	$217	$58	$54	$100
Interest cost	221	195	147	163	157	136
Amortization of unrecognized:
Prior service cost	60	61	3	4	64	64
Net loss	44	44	127	51	62	91
Total	$581	$534	$494	$276	$337	$391

Amounts expected to be amortized into net periodic benefit cost next year:
Prior service cost	$60			$-
Net loss	27			25
	$87			$25

The weighted average actuarial assumptions used in the plan determinations at June 30, 2008, 2007 and 2006 were as follows:

	BEP Plan and Retirement Plan			Medical Plan
	2008	2007	2006	2008	2007	2006
Discount Rate	6.75%	6.25%	6.25%	6.75%	6.25%	6.25%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-
Medical benefits cost rate of increase	-	-	-	7.00%	8.00%	9.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan and
	Retirement	Medical
	Plan	Plan
2008	$84	$69
2009	100	89
2010	147	107
2011	214	120
2012	261	141
2013-2017	1,705	872

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$41	$(33)
Effect on post retirement benefits obligation	$405	$(328)

(14) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 1,589,644 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2008 was $15.5 million. The shares of Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares will be released from the pledge for allocation to participants as loan payments are made. At June 30, 2008, shares allocated to participants were 79,482 since the plan inception and shares committed to be released were 79,482. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or net yet committed to be released totaled 1,430,680 at June 30, 2008 and had a fair value of $22.9 million. ESOP compensation expense for the year ended June 30, 2008 and 2007 was $1.1 million and $607,000, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $200,000 for the year ended June 30, 2008.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Equity Incentive Plan

At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,311,457 stock options and 588,171 shares of restricted stock, and non-employee directors received in aggregate 476,892 stock options and 206,652 shares of restricted stock. The Company adopted SFAS No. 123R, “Share-Based Payment”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS No. 123R requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in fiscal 2008. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Stock options vest over a five-year service period and expire ten years from issuance. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB 107. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

The following is a summary of the Company’s stock option activity and related information for its options plan for the year ended June 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at June 30, 2007	-	$-	-
Granted	1,788,349	15.65	10.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2008	1,788,349	$15.65	10.0	$-
Exercisable at June 30, 2008	-	$-	-	$-

The fair value of the options was estimated on the date of the grant using Black-Scholes options-pricing model with the following assumptions:

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

2008
Expected dividend yield	3.55%
Expected volatility	28.22%
Risk-free interest rate	3.37%
Expected option life	6.5 years

The weighted average grant date fair value of options granted during the year ended June 30, 2008 was $3.44 per share. The Company recorded $205,000 of share based compensation expense related to the options granted. Expected future expense related to the non-vested options outstanding at June 30, 2008 is $5.9 million over a weighted average period of 5 years.

Restricted shares vest over a five-year service period on the anniversary date of the grant. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

During the year ended June 30, 2008, the Company recorded $610,000 of share-based compensation expense, comprised of stock option expense of $205,000 and restricted stock expense of $405,000.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2008 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2007	-	$-
Granted	794,823	15.65
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2008	794,823	$15.65

During the year ended June 30, 2008, the Company recorded $405,000 of share-based compensation expense related to restricted shares. Expected future compensation expense relating to the non-vested restricted shares at June 30, 2008 is $12.0 million over a weighted average period of 5 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(15) Commitments and Contingencies

Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $302,000, $304,000 and $272,000 for the years ended June 30, 2008, 2007 and 2006, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2009	$263
2010	256
2011	256
2012	252
2013	207
Thereafter	605
$1,839

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(16) Regulatory Capital Requirements

Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking. The Company is regulated by the Office of Thrift Supervision (OTS).

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2008, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Management believes that, as of June 30, 2008, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2008 and 2007, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	Actual		FDIC – for capital adequacy purposes		FDIC – to be well capitalized under prompt corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2008:
Total capital (to risk-weighted assets)	$292,483	27.78%	$84,239	8.00%	$105,299	10.00%
Tier 1 capital (to risk-weighted assets)	279,316	26.53	42,120	4.00	63,179	6.00
Tier 1 capital (to average assets) 279,316	19.71	56,680	4.00	70,851	5.00
As of June 30, 2007:
Total capital (to risk-weighted assets)	$281,525	34.87%	$64,586	8.00%	$80,733	10.00%
Tier 1 capital (to risk-weighted assets)	272,643	33.77	32,293	4.00	48,440	6.00
Tier 1 capital (to average assets)	272,643	23.10	47,203	4.00	59,003	5.00

	Actual		FDIC – for capital adequacy purposes		FDIC – to be well capitalized under prompt corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2008:
Total capital (to risk-weighted assets)	$202,862	19.76%	$82,121	8.00%	$102,651	10.00%
Tier 1 capital (to risk-weighted assets)	190,022	18.51	41,060	4.00	61,591	6.00
Tier 1 capital (to average assets) 190,022	13.67	55,609	4.00	69,512	5.00
As of June 30, 2007:
Total capital (to risk-weighted assets)	$187,917	23.99%	$62,674	8.00%	$78,343	10.00%
Tier 1 capital (to risk-weighted assets)	179,035	22.85	31,337	4.00	47,006	6.00
Tier 1 capital (to average assets)	179,035	15.11	47,398	4.00	59,248	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(17) Fair Value of Financial Instruments

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

FHLB of New York Stock

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of June 30, 2008 and 2007. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	2008		2007
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$8,890	8,890	63,526	63,526
Securities held to maturity	—	—	5,415	5,347
Securities available for sale	22,285	22,285	35,443	35,443
Mortgage-backed securities held to maturity	163,950	162,671	217,406	210,505
Mortgage-backed securities available for sale	149,209	149,209	38,793	38,793
Federal Home Loan Bank of New York stock	21,547	21,547	10,619	10,619
Loans	1,007,077	999,366	758,542	743,155
Financial liabilities – deposits	698,932	700,582	695,757	695,696
Financial liabilities – borrowings	433,672	445,162	196,661	190,898

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(18) Parent Company Only Financial Statements

The following condensed financial information for Oritani Financial Corp. (parent company only) reflect the investment in its wholly-owned subsidiaries, Oritani Bank, Oritani, LLC and Hampshire Financial, LLC, using the equity method of accounting.
Balance Sheets

	June 30,
	2008	2007
	(In thousands)
Assets:
Cash in Bank	$47,913	54,351
Mortgage Loans, net	18,659	18,979
ESOP loan	15,483	15,896
Securities available for sale, at market value	2,453	-
Accrued Interest Receivable	623	775
Investment in Subsidiaries	193,777	182,469
Due from Oritani Financial Corp., MHC	100	100
Other assets	19	-
Total Assets	$279,027	272,570

Liabilities and Equity
Total Liabilities	$52	-
Total Equity	278,975	272,570
Total Liabilities and Equity	$279,027	272,570

Statements of Income

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Interest on mortgage loans	$1,160	1,159	969
Interest on ESOP loan	1,138	650	-
Interest income on fed funds	2,012	1,378	292
Net loss on write down of securities	(352)	-	-
Other income	101	-	-
Equity in undistributed earnings of subsidiary	6,953	13,664	7,335
Total income	11,012	16,851	8,596

Contribution to charitable foundation	-	8,110	-
Other expenses	391	219	6
Income tax (benefit) expense	1,661	(2,512)	127
Total expenses	2,052	5,817	133
Net income	$8,960	11,034	8,463

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$8,960	11,034	8,463
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	-	8,110	-
Impairment charge on securities	352	-	-
Dividends/distributions from subsidiaries	372	281	5,192
Equity in undistributed earnings of subsidiary	(6,953)	(13,664)	(7,335)
Increase in accrued interest receivable	152	(706)	(16)
Increase in other assets	(19)	-	-
Increase in other liabilities	16	-	-
Net cash provided by operating activities	2,880	5,055	6,304

Cash flows from investing activities
Additional investments in subsidiaries	(1,410)	(59,958)	(2,050)
Purchase of securities available for sale	(2,715)	-	-
Loan to ESOP	-	(15,896)	-
Principal collected on ESOP loan	413
Decrease (increase) in mortgage loans, net	320	287	(8,039)
Net cash (used in) provided by investing activities	(3,392)	(75,567)	(10,089)

Cash flows from financing activities
Purchase of treasury stock	(5,926)	-	-
Proceeds from stock offering, net	-	119,520	-
Cash provided by financing activities	(5,926)	119,520	-

Net change in cash in bank	(6,438)	49,008	(3,785)

Cash in bank at beginning of period	54,351	5,343	9,128
Cash in bank at end of period	$47,913	54,351	5,343

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(19) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2008 and 2007.

	Fiscal 2008 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$17,043	17,722	18,318	18,508
Interest expense	8,758	9,325	9,594	9,531
Net interest income	8,285	8,397	8,724	8,977

Provision for loan losses	350	950	750	2,600
Net interest income after provision for loan losses	7,935	7,447	7,974	6,377

Other income	1,329	1,174	791	1,642
Other expense	4,218	4,922	4,751	5,600

Income before income tax expense	5,046	3,699	4,014	2,419
Income tax expense	2,073	1,504	1,649	992
Net income	$2,973	$2,195	2,365	1,427

Basic earnings per common share	$0.08	0.06	0.06	0.04
Diluted earnings per common share	0.08	0.06	0.06	0.04

	Fiscal 2007 Quarter Ended
	September 30		December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income		$13,626	15,460	17,765	16,498
Interest expense		7,227	8,443	8,671	8,488
Net interest income		6,399	7,017	9,094	8,010

Provision for loan losses		150	275	350	435
Net interest income after provision for loan losses		6,249	6,742	8,744	7,575

Other income		1,181	1,073	1,712	1,343
Other expense		4,254	3,996	13,134	3,865

Income (loss) before income tax expense (benefit)		3,176	3,819	(2,678)	5,053
Income tax expense (benefit)		1,184	1,363	(1,548)	(2,663)
Net income (loss)		$1,992	$2,456	(1,130)	7,716

Basic earnings (loss) per common share	$	n/a	n/a	(0.09)	0.20
Diluted earnings (loss) per common share		n/a	n/a	(0.09)	0.20

During the fourth quarter of fiscal year 2008, the Company changed the method of recording FHLB of New York capital stock dividends to a cash basis from an accrual basis. This change in methodology decreased the fourth quarter interest income by $312,000.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(20) Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2008	2007
Net income available to common shareholders	$8,960,000	$5,206,000

Weighted average common shares outstanding - basic	39,027,687	34,028,313
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	39,027,687	34,028,313
Earnings per share-basic	$0.23	$0.15
Earnings per share-diluted	$0.23	$0.15

The Company completed its initial public offering on January 24, 2007. Basic and diluted earnings per common share for the period of January 24, 2007 to June 30, 2007 was $0.15, calculated using net income of $5.2 million and weighted average common shares of 34,028,313 outstanding for the period. The number of shares outstanding for this purpose includes shares held by Oritani Financial Corp., MHC, but excludes unallocated ESOP shares.

(21) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 on July 1, 2007 did not impact the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that SFAS No. 157 will have a material impact on its consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was issued in and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-04 effective July 1, 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company did not elect early adoption and therefore adopted the standard as of July 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at July 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (“EITF’) of the FASB issued EITF 06-11 which provides guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years after December 15, 2007. The Company adopted EITF 06-11 effective July 1, 2008. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee's maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF 08-3 is not expected to have a material impact on the Company’s consolidated financial statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*
10.3	Oritani Bank Director Retirement Plan*
10.4	Oritani Bank Benefit Equalization Plan*
10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*
10.6	Form of Employee Stock Ownership Plan*
10.7	Director Deferred Fee Plan*
13	Consolidated Financial Statements
14	Code of Ethics**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

**	Available on our website www.oritani.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: September 15, 2008	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive	September 15, 2008
Kevin J. Lynch	Officer and President (Principal Executive Officer)

/s/ John M. Fields, Jr.	Executive Vice President and	September 15, 2008
John M. Fields, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael A. DeBernardi	Director, Executive Vice	September 15, 2008
Michael A. DeBernardi	President and Chief Operating Officer

/s/ Nicholas Antonaccio	Director	September 15, 2008
Nicholas Antonaccio

/s/ James J. Doyle, Jr	Director	September 15, 2008
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 15, 2008
Robert S. Hekemian, Jr.

/s/ John J. Skelly, Jr.	Director
John J. Skelly, Jr.		September 15, 2008