Form 10-Q
period 2008-09-30
Oritani Financial Corp.
filed 2008-11-10
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of October 31, 2008 there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share issued, and 38,186,462 outstanding, of which 27,575,476, or 72%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Index

		Page

Part I. Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2008 (unaudited)
	and June 30, 2008	3

	Consolidated Statements of Income for the Three Months
	Ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity for the
	Three Months Ended September 30, 2008 and 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2008 and 2007 (unaudited)	6

	Notes to unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signature Page	30

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	June 30
	2008	2008
	(unaudited)
Assets
Cash on hand and in banks	$10,307	$7,332
Federal funds sold and short term investments	25	1,558
Cash and cash equivalents	10,332	8,890

Loans, net	1,131,420	1,007,077
Securities available for sale, at market value	22,088	22,285
Mortgage-backed securities held to maturity, estimated
market value of $151,224 and $162,671 at
September 30, 2008 and June 30, 2008, respectively	153,315	163,950
Mortgage-backed securities available for sale,
at market value	148,072	149,209
Bank Owned Life Insurance (at cash surrender value)	26,703	26,425
Federal Home Loan Bank of New York stock, at cost	24,852	21,547
Accrued interest receivable	6,274	5,646
Investments in real estate joint ventures, net	5,526	5,564
Real estate held for investment	4,604	3,681
Office properties and equipment, net	9,466	9,287
Other assets	19,560	19,733
Total assets	$1,562,212	$1,443,294

Liabilities
Deposits	$753,258	$698,932
Borrowings	507,109	433,672
Advance payments by borrowers for taxes and
insurance	7,441	7,024
Official checks outstanding	4,985	4,143
Other liabilities	21,206	20,548
Total liabilities	1,293,999	1,164,319

Stockholders' Equity
Common stock, $0.01 par value; 80,000,000 shares authorized;
40,552,162 issued at September 30, 2008 and June 30, 2008
39,302,162 outstanding at September 30, 2008 and
40,187,062 outstanding at June 30, 2008 and	130	130
Additional paid-in capital	129,654	128,656
Unallocated common stock held by the employee stock
ownership plan	(14,506)	(14,704)
Treasury stock, at cost; 1,250,000 shares at September 30, 2008
and 365,100 shares at June 30, 2008	(20,378)	(5,926)
Retained income	173,587	171,160
Accumulated other comprehensive loss, net of tax	(274)	(341)
Total stockholders' equity	268,213	278,975

Total liabilities and stockholders' equity	$1,562,212	$1,443,294

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(unaudited)

	Three months ended
	September 30,
	2008	2007
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$16,689	$12,772
Interest on securities held to maturity	324	271
Interest on securities available for sale	229	502
Interest on mortgage-backed securities held to maturity	1,557	2,047
Interest on mortgage-backed securities available for sale	1,857	631
Interest on federal funds sold and short term investments	1	820
Total interest income	20,657	17,043
Interest expense:
Deposits and stock subscription proceeds	5,039	6,294
Borrowings	4,848	2,464
Total interest expense	9,887	8,758
Net interest income before provision for loan losses 10,770		8,285
Provision for loan losses	1,875	350
Net interest income	8,895	7,935
Other income:
Service charges	285	256
Real estate operations, net	380	382
Income from investments in real estate joint ventures	254	394
Bank-owned life insurance	278	260
Other income	36	37
Total other income	1,233	1,329
Operating expenses:
Compensation, payroll taxes and fringe benefits	4,351	3,041
Advertising	122	123
Office occupancy and equipment expense	409	386
Data processing service fees	268	246
Federal insurance premiums	29	23
Telephone, Stationary, Postage and Supplies	113	99
Insurance, Legal, Audit and Accounting	359	152
Other expenses	223	148
Total operating expenses	5,874	4,218
Income before income tax expense	4,254	5,046
Income tax expense	1,748	2,073
Net income	$2,506	$2,973
Basic and fully diluted income per common share	$0.07	0.08

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Three Months ended September 30, 2008 and 2007 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	2,973	—	2,973
Unrealized holding gain on securities
available for sale arising during
year, net of tax of $268	—	—	—	—	—	392	392
Total comprehensive income							3,365
Cumulative transition adjustment
related to the adoption of FIN 48	—	—	—	—	900	—	900
ESOP shares allocated or committed
to be released	—	87	—	198	—	—	285

Balance at September 30, 2007	$130	$127,797	$—	$(15,301)	$165,173	$(679)	$277,120

Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	2,506	—	2,506
Unrealized holding gain on securities
available for sale arising during
year, net of tax benefit of $111	—	—	—	—	—	(170)	(170)
Amortization related to post-
retirement obligations, net of
tax of $158	—	—	—	—	—	237	237
Total comprehensive income							2,573
Adoption of EITF 06-4	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(14,452)	—	—	—	(14,452)
Compensation cost for stock options
and restricted stock	—	866	—	—	—	—	866
ESOP shares allocated or committed
to be released	—	132	—	198	—	—	330

Balance at September 30, 2008	$130	$129,654	$(20,378)	$(14,506)	$173,587	$(274)	$268,213

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows

	Three months ended
	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$2,506	$2,973
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,196	285
Depreciation of premises and equipment	148	130
Amortization and accretion of premiums and discounts, net	28	78
Provision for losses on loans	1,875	350
Amortization and accretion of deferred loan fees, net	(197)	(169)
Increase in deferred taxes	(885)	(212)
Increase in cash surrender value of bank owned life insurance	(278)	(260)
Income from real estate held for investment	(254)	(171)
Income from real estate joint ventures	(254)	(394)
Increase in accrued interest receivable	(628)	(474)
Decrease in other assets	1,405	202
Increase (decrease) in other liabilities	1,514	(2,376)
Net cash provided (used) by operating activities	6,176	(38)

Cash flows from investing activities:
Net increase in loans receivable	(100,210)	(32,773)
Purchase of mortgage loans	(25,811)	(6,826)
Purchase of mortgage-backed securities available for sale	(5,102)	(41,804)
Purchase of Federal Home Loan Bank of New York stock	(3,305)	(2,218)
Principal payments on mortgage-backed securities held to maturity	10,564	14,286
Principal payments on mortgage-backed securities available for sale	6,199	2,054
Additional investment in real estate held for investment	(912)	-
Distributions received from real estate held for investment	165	133
Additional investment in real estate joint ventures	(30)	-
Distributions received from real estate joint ventures	306	321
Purchase of fixed assets	(326)	(55)
Net cash used in investing activities	(118,462)	(66,882)

Cash flows from financing activities:
Net increase (decrease) in deposits	54,326	(8,308)
Purchase of treasury stock	(14,452)	-
Increase (decrease) in advance payments by borrowers for taxes and insurance	417	(548)
Proceeds from borrowed funds	74,875	50,000
Repayment of borrowed funds	(1,438)	(712)
Net cash provided by financing activities	113,728	40,432

Net increase (decrease) in cash and cash equivalents	1,442	(26,488)
Cash and cash equivalents at beginning of period	8,890	63,526
Cash and cash equivalents at end of period	$10,332	$37,038

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,762	$8,436
Income taxes	$2,221	$3,117

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (the Bank), Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Ormon LLC (Ormon), and Oritani Asset Corporation (a real estate investment trust), collectively, the “Company.”

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2008.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2008	2007
Net income available to common shareholders	$2,506,000	$2,973,000

Weighted average common shares outstanding - basic	38,123,872	39,009,029
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	38,123,872	39,009,029
Earnings per share-basic	$0.07	$0.08
Earnings per share-diluted	$0.07	$0.08

3. Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares. The repurchase plan was completed September 18, 2008. A new stock repurchase plan, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, was announced on September 18, 2008. Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital. A total of 1,250,000 shares were acquired under these repurchase plans. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At September 30, 2008, there are 1,172,408 shares yet to be purchased under the current plan.

4. Equity Incentive Plan

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

During the three months ended September 30, 2008, the Company recorded $865,000 of stock-based expense, comprised of stock option expense of $257,000 and restricted stock expense of $608,000. There was no stock-based compensation, and accordingly no stock-based expense, during the three months ended September 30, 2007.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following is a summary of the status of the Company’s non-vested options as of September 30, 2008 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Outstanding at June 30, 2008	1,788,349	$3.44	$15.65
Granted	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2008	1,788,349	$3.44	$15.65
Exercisable at September 30, 2008	-	$-	$-

Expected future compensation expense related to the non-vested options outstanding as of September 30, 2008 is $5.0 million over a weighted average period of 5 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2008 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2008	794,823	$15.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2008	794,823	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of September 30, 2008 is $10.8 million over a weighted average period of 5 years.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

5. Loans Receivable, Net and Allowance for Loan Loss

Loans receivable, net are summarized as follows:
	September 30, 2008	June 30, 2008
	(In thousands)
Conventional one to four family	$276,976	$223,087
Multifamily and commercial real estate	648,108	597,171
Second mortgage and equity loans	60,971	59,886
Construction loans	157,433	138,195
Other loans	6,102	4,880
Total loans	1,149,590	1,023,219
Less:
Deferred loan fees, net	2,763	2,610
Allowance for loan losses	15,407	13,532
Total loans, net	$1,131,420	$1,007,077

The activity in the allowance for loan losses is summarized as follows:

	Three months ended
	September 30, 2008
	(In thousands)
	2008	2007
Balance at beginning of period	$13,532	$8,882
Provisions charged to operations	1,875	350
Balance at end of period	$15,407	$9,232

6. Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.157, "Fair Value Measurements", on July 1, 2008. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company's cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments whose values are based on quoted market prices in active markets include most U.S. government and agency securities, mortgage-backed securities, many other sovereign government obligations, and active listed securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy. As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The type of instruments whose values are based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels or price transparency include less liquid mortgage products, less liquid equities, and state municipal and provincial obligations. Such instruments are generally classified within level 2 of the fair value hierarchy.

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Fair Value as of September	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Assets:	30, 2008	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$22,088	$9,902	$12,186	$-
Mortgage-backed securities available for sale	148,072	-	148,072	-
	$170,160	$9,902	$160,258	$-

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

At September 30, 2008, the Company had $11.3 million of impaired loans that were recorded at their estimated fair value, less cost to sell. Included in this amount were loans with principal balances of $13.5 million that had fair value impairment charges of $740,000 for the three months ended September 30, 2008, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

Certain non-financial assets and liabilities measured on a recurring and nonrecurring basis include goodwill and other intangible assets and other non-financial long-lived assets. The Financial Accounting Standards Board (“FASB”) has delayed provisions of SFAS No. 157 related to the fair value measurement of non-financial assets and liabilities until fiscal periods beginning after November 15, 2008; therefore, the Company will apply the applicable provisions of SFAS No. 157 for non-financial assets and liabilities beginning July 1, 2009.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Deposits

Deposits are summarized as follows:

	September 30, 2008	June 30, 2008
	(In thousands)

Checking accounts	$71,962	$73,949
Money market deposit accounts	76,727	57,117
Savings accounts	144,057	149,062
Time deposits	460,512	418,804
Total deposits	$753,258	$698,932

8. Income Taxes

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

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003. Currently, the Company is not under examination by any taxing authority.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

9. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 on July 1, 2008 did not impact the Company’s financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position No.157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No, 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS No. 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is a not forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective for the Company’s fair value measurement as of September 30, 2008 and did not have a material effect on the Company’s financial position or results of operations.

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

Executive Summary

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Bank and two limited liability companies that own a variety of real estate investments. In addition, Oritani Financial Corp. has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) Oritani Financial Corp. has an ownership interest. Oritani Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

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

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Balance Sheet Summary

Total Assets.  Total assets increased $118.9 million, or 8.2%, to $1.56 billion at September 30, 2008, from $1.44 billion at June 30, 2008. The increase was primarily in loans and was funded through increased deposits and borrowings.

Net Loans.  Loans, net increased $124.3 million, or 12.3%, to $1.13 billion at September 30, 2008, from $1.01 billion at June 30, 2008. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations and purchases totaled $159.9 million for the three months ended September 30, 2008.

The allowance for loan losses increased $1.9 million to $15.4 million at September 30, 2008 from $13.5 million at June 30, 2008. The increase in allowance primarily reflects the overall growth in the loan portfolio, particularly in the multi-family and commercial real estate portfolios. The allowance for loan losses also reflects the overall inherent credit risk in our loan portfolio, the level of our non-performing loans and our charge-off experience. There were no recoveries or charge-offs during the period. The delinquency and nonaccrual totals also had an impact on the provision for loan losses.

Delinquency Totals
	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07
30 - 59 days past due	$16,624	$25,367	$23,531	$343	$22
60 - 89 days past due	1,381	18	14,034	-	-
90+ days past due and accruing	-	-	-	-	-
Nonaccrual	25,337	14,211	384	-	555
Total	$43,342	$39,596	$37,949	$343	$577

The nonaccrual total at September 30, 2008 includes loans that are less than 90 days delinquent. Oritani has previously disclosed two loans to one borrower that totaled $13.8 million and were classified as nonaccrual at June 30, 2008. The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey. Oritani has been working with the borrower, and the construction of the project is near completion. As of September 30, 2008, the total amount outstanding on these loans was $17.4 million. Interest payments were received on these loans, however, these interest payments were part of the additional funding on the loan and such payments have been deferred and not recognized as interest income. These two loans were considered impaired as of September 30, 2008. In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 (“FAS 114”) impairment analysis, a specific reserve of $2.2 million was required against one of these loans. The increase in the specific reserve requirement of this loan (from $1.4 million at June 30, 2008) was a significant component of the provision for loan losses for the three months ended September 30, 2008. No reserve was required for the other loan as the loan is considered to be well collateralized. The Bank had three loans that comprised $22.6 million of the 30 - 59 days delinquency total at June 30, 2008. As of September 30, one of these loans was fully current. Payments have been received on the other two loans though they remain 30-59 days delinquent. One of these loans became 90 days delinquent over the quarter and was placed on nonaccrual. Subsequent payments have reduced the delinquency to 30-59 days, however, the loan remains on nonaccrual. Due to the nonaccrual status of this loan, a FAS 114 impairment analysis was performed on this loan. No reserve was required for this loan as it was considered to be well collateralized.

Oritani Financial Corp. and Subsidiaries

Mortgage-Backed Securities Held to Maturity.  Mortgage-backed securities held to maturity decreased $10.7 million, or 6.5%, to $153.3 million at September 30, 2008 from $164.0 million at June 30, 2008.  This decrease was due to principal repayments received on this portfolio.

Federal Home Loan Bank of New York (“FHLB-NY”) Stock. FHLB-NY stock increased $3.4 million, or 15.3%, to $24.9 million at September 30, 2008, from $21.5 million at June 30, 2008.  Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits.  Deposits increased $54.4 million, or 7.8%, to $753.3 million at September 30, 2008, from $698.9 million at June 30, 2008. The Bank has implemented several initiatives designed to achieve deposit growth which began to show positive results over the quarter. Strong deposit growth remains a strategic objective of the Company.

Borrowings.  Borrowings increased $73.4 million, or 16.9%, to $507.1 million at September 30, 2008, from $433.7 million at June 30, 2008. Included in total borrowings at September 30, 2008 is $24.9 million outstanding on the Company's line of credit with the FHLB-NY. The Company also committed to various long term advances from the FHLB-NY over the period.

Stockholders’ equity.  Stockholders' equity decreased $10.8 million, or 3.9%, to $268.2 million at September 30, 2008, from $279.0 million at June 30, 2008. On September 18, 2008, the Company announced the completion of its initial 10% repurchase program as well as a second (1,173,008 share) 10% repurchase program. As of September 30, 2008, the Company has repurchased a total of 1,250,000 shares at a total cost of $20.4 million and an average cost of $16.30 per share. Through October 31, 2008, the Company has repurchased a total of 2,365,700 shares under the programs at a total cost of $38.3 million and an average cost of $16.17 per share. With this filing, the Company is announcing the completion of the second 10% repurchase plan. The Company purchased 1,116,300 shares under this plan. These purchases represent 95% of the shares authorized under the plan. The total cost of the purchases was $17.9 million and the average cost was $16.03 per share.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three Months ended September 30, 2008 and 2007

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	September 30, 2008				September 30, 2007

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,069,121	$16,689	6.24%		$776,327	$12,772	6.58%
Securities available for sale	22,187	229	4.13		37,465	502	5.36
Securities held to maturity	24,027	324	5.39		17,182	271	6.31
Mortgage backed securities available for sale	150,362	1,857	4.94		45,974	631	5.49
Mortgage backed securities held to maturity	158,782	1,557	3.92		209,940	2,047	3.90
Federal funds sold and short term investments	232	1	1.72		60,953	820	5.38
Total interest-earning assets	1,424,711	20,657	5.80		1,147,841	17,043	5.94
Non-interest-earning assets	74,640				68,845
Total assets	$1,499,351				$1,216,686

Interest-bearing liabilities:
Savings deposits	146,720	546	1.49%		155,777	649	1.67%
Money market	63,595	474	2.98		41,433	437	4.22
NOW accounts	73,679	163	0.88		74,418	218	1.17
Time deposits	424,485	3,856	3.63		421,917	4,990	4.73
Total deposits	708,479	5,039	2.84		693,545	6,294	3.63
Borrowings	488,747	4,848	3.97		222,181	2,464	4.44
Total interest-bearing liabilities	1,197,226	9,887	3.30		915,726	8,758	3.83
Non-interest-bearing liabilities	32,134				27,414
Total liabilities	1,229,360				943,140
Stockholders' equity	269,991				273,546
Total liabilities and stockholders' equity	$1,499,351				$1,216,686

Net interest income		$10,770				$8,285
Net interest rate spread (1)			2.50%				2.11%
Net interest-earning assets (2)	$227,485				$232,115
Net interest margin (3)			3.02%				2.89%
Average of interest-earning assets to interest-bearing liabilities			1.19	X			1.25	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007.

Net Income.  Net income decreased $467,000 or 15.7%, to $2.5 million for the quarter ended September 30, 2008, from net income of $3.0 million for the corresponding 2007 quarter. This decrease was primarily due to increased provision for loan losses and compensation related expenses. These costs were partially offset by increased net interest income. Over the period, our annualized return on average assets decreased to 0.67% for the 2008 quarter compared to 0.98% for the 2007 quarter and the annualized return on average equity was 3.71% for the 2008 quarter compared to 4.35% for the 2007 quarter.

Total Interest Income.  Total interest income increased by $3.7 million, or 21.2%, to $20.7 million for the three months ended September 30, 2008, from $17.0 million for the three months ended September 30, 2007. The largest increase occurred in interest on loans, which increased $3.9 million or 30.7%, to $16.7 million for the three months ended September 30, 2008, from $12.8 million for the three months ended September 30, 2007. Over that same period, the average balance of loans increased $292.8 million and the yield on the portfolio decreased 34 basis points. Interest on the investment related captions of securities held to maturity ("HTM"), securities available for sale ("AFS") and mortgage-backed securities ("MBS") HTM decreased by $710,000, or 25.2%, to $2.1 million for the three months ended September 30, 2008, from $2.8 million for the three months ended September 30, 2007. The combined average balances of these portfolios decreased $59.6 million over the period while the combined average yield decreased 14 basis points. Other than purchases of Federal Home Loan Bank of New York ("FHLB-NY") stock, which was required due to increased borrowings, there have been no recent purchases for these portfolios. The Company has focused on loan originations and any investment activity has been limited to the MBS AFS portfolio. MBS AFS increased to $1.9 million for the three months ended September 30, 2008, from $631,000 for the three months ended September 30, 2007. Over that same period, the average balance increased $104.4 million and the yield on the portfolio decreased 55 basis points. There was minimal interest income on federal funds sold and short term investments over the three months ended September 30, 2008. This portfolio has been redeployed into loans and MBS AFS.

Total Interest Expense. Total interest expense increased by $1.1 million, or 12.9%, to $9.9 million for the three months ended September 30, 2008, from $8.8 million for the three months ended September 30, 2007. Interest expense on deposits decreased by $1.3 million, or 19.9%, to $5.0 million for the three months ended September 30, 2008, from $6.3 million for the three months ended September 30, 2007. Over the period, market interest rates allowed the Bank to reprice most maturing time deposits at lower rates, decreasing the cost of funds. Overall deposit balances trended lower over the period but increased significantly over the past quarter. The average balance of deposits increased $14.9 million and the average cost of these funds decreased 79 basis points over the periods. The interest rate environment also allowed the Company to decrease interest rates on borrowings while significantly increasing balances. Interest expense on borrowings increased by $2.4 million to $4.8 million for the three months ended September 30, 2008, from $2.5 million for the three months ended September 30, 2007. The average balance of borrowings increased $266.6 million and the cost decreased 47 basis points for the three months ended September 30, 2008, versus the corresponding 2007 period.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.5 million, or 30%, to $10.8 million for the three months ended September 30, 2008, from $8.3 million for the three months ended September 30, 2007. The Company's net interest rate spread increased to 2.50% for the three months ended September 30, 2008, from 2.11% for the three months ended September 30, 2007. The Company's net interest margin increased to 3.02% for the three months ended September 30, 2008, from 2.89% for the three months ended September 30, 2007. The Company's net interest rate spread and net interest margin were hindered in the 2008 period due to nonaccrual loans.

Oritani Financial Corp. and Subsidiaries

Provision for Loan Losses.  The Company recorded provisions for loan losses of $1.9 million for the three months ended September 30, 2008 as compared to $350,000 for the three months ended September 30, 2007.  There were no recoveries or charge-offs in either period.

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels. A significant component of the increased provision in the 2008 period was loan growth. Loans, net increased $124.3 million over the three months ended September 30, 2008, versus growth of $32.6 million over the comparable 2007 period. The delinquency and nonaccrual totals also had an impact on the provision for loan losses.. The increase in delinquencies was a factor in the increase in the allowance for loan losses, which resulted in larger provisions in the September 30, 2008 period. See discussion of the allowance for loan losses in “Comparison of Financial Condition at September 30, 2008 and June 30, 2008.”

Other Income.  Other income decreased by $96,000, or 7.2%, to $1.2 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased by $142,000, or 18.3%, to $634,000 for the three months ended September 30, 2008, from $776,000 for the three months ended September 30, 2007. The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation. Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs.

Operating Expense.  Operating expenses increased $1.7 million, or 39.3% to $5.9 million for the three months ended September 30, 2008, from $4.2 million for the three months ended September 30, 2007. Compensation, payroll taxes and fringe benefits increased $1.3 million over the periods. The primary factor in this increase was $865,000 of expense in the 2008 quarter associated with the amortization of the Company's stock benefit plans. There was an increase of $124,000 pertaining to other retirement/benefit programs. Although there were only minimal costs associated with the Company’s defined benefit pension plan during either of the periods, the Company has decided to freeze the accrual of benefits associated with this plan, effective December 31, 2008. There was also an increase of $277,000 in compensation due to increased staff and merit increases. Insurance, legal, audit and accounting expenses increased $207,000 primarily due to increased costs associated with our external audit and SOX implementation and compliance during the 2008 quarter.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2008, was $1.7 million, due to pre-tax income of $4.3 million. For the three months ended September 30, 2007, income tax expense was $2.1 million, due to pre-tax income of $5.0 million. The Company's effective tax rate was 41.0% in both periods.

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

Oritani Financial Corp. and Subsidiaries

At September 30, 2008 and June 30, 2008, the Company had $24.9 million and $700,000, respectively, in overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $507.1 million at September 30, 2008, an increase of $73.4 million from $433.7 million at June 30, 2008. This increase was primarily the result of funding the strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable. The Company’s total borrowings at September 30, 2008 consisted of the $24.9 million in overnight borrowings as well as $481.9 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp, MHC. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2008, outstanding commitments to originate loans totaled $69.6 million and outstanding commitments to extend credit totaled $97.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $407.1 million at September 30, 2008. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

As of September 30, 2008 the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$282,514	24.5%	$92,281	8.0%
Tier I capital (to risk-weighted assets)	268,083	23.2	46,140	4.0
Tier I capital (to average assets)	268,083	17.9	59,974	4.0

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital and increase financing. Oritani does not intend to participate in this program. Oritani currently supports very strong capital ratios and capital levels have not been, and are not anticipated to be, a hindrance on our ability to lend. In addition, participation in the program could limit our flexibility regarding capital management strategies such as dividends and repurchases. The Treasury and the FDIC have also announced an insurance guarantee program, whereby all funds in non-interest bearing transaction deposit account, regardless of their balance, would be covered by FDIC insurance through December 31, 2009. Oritani intends to participate in this program.

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

Oritani Financial Corp. and Subsidiaries

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

Our allowance for loan losses in recent years reflects probable future losses resulting from the actual growth in our loan portfolio. We recognize that our overall delinquencies, impaired loans and nonaccrual loans have increased significantly over the past year. We believe the ratio of the allowance for loan losses to total loans at September 30, 2008 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

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

Oritani Financial Corp. and Subsidiaries

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations

Stock-Based Compensation We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with SFAS No. 123(R).

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

Oritani Financial Corp. and Subsidiaries

(ii)	originating construction loans that generally have short maturities and monthly interest resets based upon the prime rate

(iii)	investing in shorter duration securities and mortgage-backed securities; and

(iv)	obtaining general financing through longer-term Federal Home Loan Bank advances with call options that are considered unlikely.

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

The table below sets forth, as of September 30, 2008, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)			Increase (Decrease)	Estimated Net	Increase (Decrease) in estimated Net interest income
(1)	(2)	Amount	Percent	NPV Ratio (4)	(basis points)	Interest Income	Amount	Percent
(dollars in thousands)
+300bp	$219,196	$(65,195)	(22.92)%	15.15%	(300)	$43,307	$(6,439)	(12.94)%
+200bp	242,185	$(42,206)	(14.84)%	16.32%	(183)	46,043	$(3,703)	(7.44)%
+100bp	266,378	$(18,013)	(6.33)%	17.45%	(70)	47,750	$(1,996)	(4.01)%
0bp	284,391	$-	-	18.15%	-	49,746	$-	0.00%
-100bp	292,081	$7,690	2.70%	18.24%	9	47,083	$(2,663)	(5.35)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2008, in the event of a 100 basis point increase in interest rates, we would experience a 6.3% decrease in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 1A. Risk Factors

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2008, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Oritani Financial Corp. and Subsidiaries

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Oritani Financial Corp. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2008.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plans	the Plans
July	472,400	16.22	837,500	460,168
August	369,000	16.45	1,206,500	91,168
September	43,500	16.53	1,250,000	1,172,408
	884,900	$16.30

With this filing, the Company is announcing the completion of its second repurchase program. See discussion of this program in the Stockholders’ Equity section of “Comparison of Financial Condition at September 30, 2008 and June 30, 2008.”

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*

10.3	Oritani Bank Director Retirement Plan*

10.4	Oritani Bank Benefit Equalization Plan*

10.5	Oritani Bancorp, Inc. Executive Supplemental Retirement Income Agreement*

10.6	Form of Employee Stock Ownership Plan*

10.7	Director Deferred Fee Plan*

Oritani Financial Corp. and Subsidiaries

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**

14	Code of Ethics***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).
**	Filed as part of the Company’s definitive proxy statement, with the Securities and Exchange Commission on March 20, 2008.
***	Available on our website www.oritani.com

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: November 10, 2008	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 10, 2008	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer