Form 10-Q
period 2008-12-31
Oritani Financial Corp.
filed 2009-02-09
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

As of January 31, 2009, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share issued, and 37,564,062 outstanding, of which 27,575,476, or 73.4%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Index

Part I. Financial Information
Item 1.  Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	June 30,
	2008	2008
	(unaudited)
Assets
Cash on hand and in banks	$21,755	$7,332
Federal funds sold and short term investments	46	1,558
Cash and cash equivalents	21,801	8,890

Loans, net of deferred loan fees	1,222,299	1,020,609
Allowance for loan losses	(18,907)	(13,532)
Net Loans	1,203,392	1,007,077

Securities available for sale, at fair value	36,160	22,285
Mortgage-backed securities held to maturity, estimated
fair value of $143,735 and $162,671 at
December 31, 2008 and June 30, 2008, respectively	144,238	163,950
Mortgage-backed securities available for sale,
at fair value	149,332	149,209
Bank Owned Life Insurance (at cash surrender value)	28,089	26,425
Federal Home Loan Bank of New York stock, at cost	24,150	21,547
Accrued interest receivable	6,857	5,646
Investments in real estate joint ventures, net	5,231	5,564
Real estate held for investment	1,350	3,681
Office properties and equipment, net	13,547	9,287
Other assets	20,971	19,733
Total assets	$1,655,118	$1,443,294

Liabilities
Deposits	$879,946	$698,932
Borrowings	491,495	433,672
Advance payments by borrowers for taxes and
insurance	8,153	7,024
Accrued taxes payable	516	—
Official checks outstanding	6,498	4,143
Other liabilities	21,159	20,548
Total liabilities	1,407,767	1,164,319

Stockholders' Equity
Common stock, $0.01 par value; 80,000,000 shares authorized;
40,552,162 issued at December 31, 2008 and June 30, 2008
37,824,062 outstanding at December 31, 2008 and
40,187,062 outstanding at June 30, 2008	130	130
Additional paid-in capital	130,669	128,656
Unallocated common stock held by the employee stock
ownership plan	(14,308)	(14,704)
Treasury stock, at cost; 2,728,100 shares at December 31, 2008
and 365,100 shares at June 30, 2008	(44,143)	(5,926)
Retained income	173,626	171,160
Accumulated other comprehensive gain (loss), net of tax	1,377	(341)
Total stockholders' equity	247,351	278,975

Total liabilities and stockholders' equity	$1,655,118	$1,443,294

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$17,956	$13,472	$34,645	$26,244
Interest on securities held to maturity	211	314	535	585
Interest on securities available for sale	404	543	633	1,045
Interest on mortgage-backed securities held to maturity	1,475	1,932	3,032	3,979
Interest on mortgage-backed securities available for sale	1,816	1,231	3,673	1,862
Interest on federal funds sold and short term investments	—	230	1	1,050
Total interest income	21,862	17,722	42,519	34,765

Interest expense:
Deposits	6,077	6,227	11,116	12,521
Borrowings	5,092	3,098	9,940	5,562
Total interest expense	11,169	9,325	21,056	18,083

Net interest income before provision for loan losses	10,693	8,397	21,463	16,682

Provision for loan losses	3,500	950	5,375	1,300
Net interest income	7,193	7,447	16,088	15,382

Other income:
Service charges	323	288	608	544
Real estate operations, net	322	382	702	764
Income from investments in real estate joint ventures	289	204	543	598
Bank-owned life insurance	265	263	543	523
Net loss on sale of and write down of securities	(1,800)	—	(1,800)	—
Other income	36	37	72	74
Total other income	(565)	1,174	668	2,503

Operating expenses:
Compensation, payroll taxes and fringe benefits	4,678	3,543	9,029	6,584
Advertising	142	125	264	248
Office occupancy and equipment expense	514	402	923	788
Data processing service fees	261	278	529	524
Federal insurance premiums	31	24	60	47
Telephone, Stationary, Postage and Supplies	148	100	261	199
Insurance, Legal, Audit and Accounting	519	258	878	410
Other expenses	249	192	472	340
Total operating expenses	6,542	4,922	12,416	9,140

Income before income tax expense	86	3,699	4,340	8,745

Income tax expense	47	1,504	1,795	3,577

Net income	$39	$2,195	$2,545	$5,168

Basic and fully diluted income per common share	$-	0.06	$0.07	0.13

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Six Months ended December 31, 2008 and 2007 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	5,168	—	5,168
Unrealized holding gain on securities available for sale arising during year, net of tax of $531	—	—	—	—	—	732	732
Amortization related to post- retirement obligations, net of tax of $30	—	—	—	—	—	46	46
Total comprehensive income							5,946
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	900	—	900
ESOP shares allocated or committed to be released	—	180	—	397	—	—	577

Balance at December 31, 2007	$130	$127,890	$—	$(15,102)	$167,368	$(293)	$279,993

Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	2,545	—	2,545
Unrealized holding gain on securities available for sale arising during year, net of tax benefit of $441	—	—	—	—	—	562	562
Reclassification adjustment for losses included in net income, net of tax $586	—	—	—	—	—	902	902
Amortization related to post- retirement obligations, net of tax of $169	—	—	—	—	—	254	254
Total comprehensive income							4,263
Adoption of EITF 06-4	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(38,217)	—	—	—	(38,217)
Compensation cost for stock options and restricted stock	—	1,756	—	—	—	—	1,756
ESOP shares allocated or committed to be released	—	257	—	396	—	—	653

Balance at December 31, 2008	$130	$130,669	$(44,143)	$(14,308)	$173,626	$1,377	$247,351

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$2,545	$5,168
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,409	577
Depreciation of premises and equipment	321	261
Amortization and accretion of premiums and discounts, net	43	117
Provision for losses on loans	5,375	1,300
Amortization and accretion of deferred loan fees, net	(379)	(380)
Increase in deferred taxes	(3,187)	(72)
Impairment charge on securities	1,751	-
Loss on sale of securities	49	-
Increase in cash surrender value of bank owned life insurance	(544)	(523)
Income from real estate held for investment	(504)	(380)
Income from real estate joint ventures	(543)	(598)
Increase in accrued interest receivable	(1,211)	(859)
Decrease (increase) in other assets	1,175	(1,598)
Increase (decrease) in other liabilities	3,552	(1,684)
Net cash provided by operating activities	10,852	1,329

Cash flows from investing activities:
Net increase in loans receivable	(169,080)	(106,846)
Purchase of mortgage loans	(32,231)	(1,350)
Purchase of securities available for sale	(25,000)	(7,718)
Purchase of mortgage-backed securities available for sale	(10,116)	(56,522)
Purchase of Federal Home Loan Bank of New York stock	(2,603)	(4,886)
Principal payments on mortgage-backed securities held to maturity	19,590	25,404
Principal payments on mortgage-backed securities available for sale	11,640	4,990
Proceeds from calls and maturities of securities available for sale	10,000	5,000
Proceeds from sales of securities available for sale	250	-
Purchase of Bank Owned Life Insurance	(1,120)	-
Additional investment in real estate held for investment	(1,290)	(100)
Distributions received from real estate held for investment	348	266
Additional investment in real estate joint ventures	(30)	-
Distributions received from real estate joint ventures	843	975
Purchase of fixed assets	(891)	(170)
Net cash used in investing activities	(199,690)	(138,542)

Cash flows from financing activities:
Net increase (decrease) in deposits	181,014	(8,578)
Purchase of treasury stock	(38,217)	-
Increase in advance payments by borrowers for taxes and insurance	1,129	331
Proceeds from borrowed funds	322,225	110,000
Repayment of borrowed funds	(264,402)	(1,423)
Net cash provided by financing activities	201,749	100,330

Net increase (decrease) in cash and cash equivalents	12,911	(36,883)
Cash and cash equivalents at beginning of period	8,890	63,526
Cash and cash equivalents at end of period	$21,801	$26,643

Supplemental cash flow information:
Cash paid during the period for:
Interest	$20,819	$17,422
Income taxes	$4,646	$4,635
Noncash transfer
RE held for investment transferred to Office property and equipment	$3,690	$-

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
	(in thousands, except earnings per share data)

Net income available to common shareholders	$39	$2,195	$2,545	$5,168

Weighted average common shares outstanding - basic	36,906	39,029	37,515	39,019
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding - diluted	36,906	39,029	37,515	39,019
Earnings per share-basic	$0.00	$0.06	$0.07	$0.13

3. Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares.  A second stock repurchase plan, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, was announced on September 18, 2008 and a third stock repurchase plan, for 10% of the publicly-held outstanding shares, or 1,061,098 shares, was announced on November 21, 2008.  Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital. A total of 2,728,100 shares were acquired under these repurchase plans at a weighted average cost of $16.18 per share.   Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At December 31, 2008, there are 698,698 shares yet to be purchased under the current plan.

4. Equity Incentive Plan

At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,311,457 stock options and 588,171 shares of restricted stock, and non-employee directors received in aggregate 476,892 stock options and 206,652 shares of restricted stock.  During the six months ended December 31, 2008, 70,000 stock options were granted at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices.  All option grants have a vesting period of five years and an expiration period of ten years.  The fair values of all options grants were estimated using the Black Schloes option-pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.37%, volatility of 28.22% and a dividend yield of 3.55%.  The Company adopted SFAS No. 123R, “Share-Based Payment”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

During the six months ended December 31, 2008, the Company recorded $1.7 million of stock-based expense, comprised of stock option expense of $539,000 and restricted stock expense of $1.2 million.  There was no stock-based compensation, and accordingly no stock-based expense, during the six months ended December 31, 2007.

The following is a summary of the status of the Company’s non-vested options as of December 31, 2008 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2008	1,788,349	$3.44	$15.65	10.0
Granted	70,000	3.44	15.62	10.0
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	1,858,349	$3.44	$15.65	9.4
Exercisable at December 31, 2008	-	$-	$-	-

Expected future compensation expense related to the non-vested options outstanding as of December 31, 2008 is $4.9 million over a weighted average period of 4.5 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2008 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2008	794,823	$15.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2008	794,823	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of December 31, 2008 is $10.2 million over a weighted average period of 4.5 years.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

5. Net Loans and Allowance for Loan Loss

Net Loans are summarized as follows:

	December 31, 2008	June 30, 2008
	(In thousands)
Conventional one to four family	$285,602	$223,087
Multifamily and commercial real estate	697,911	597,171
Second mortgage and equity loans	59,454	59,886
Construction loans	174,484	138,195
Other loans	7,651	4,880
Total loans	1,225,102	1,023,219
Deferred loan fees, net	(2,803)	(2,610)
Loans, net of deferred loan fees	1,222,299	1,020,609
Allowance for loan losses	(18,907)	(13,532)
Net loans	$1,203,392	$1,007,077

The activity in the allowance for loan losses is summarized as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	(In thousands)		(In thousands)
	2008	2007	2008	2007
Balance at beginning of period	$15,407	$9,232	$13,532	$8,882
Provisions charged to operations	3,500	950	5,375	1,300
Recoveries of loans previously charged off	—	—	—	—
Loans charged off	—	—	—	—
Balance at end of period	$18,907	$10,182	$18,907	$10,182

Allowance for loan losses to Loans, net of deferred fees at end of period	1.54%	1.16%

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels.  A component of the increased provision in the 2008 period was loan growth.  The delinquency and nonaccrual totals also had an impact on the provision for loan losses.  The increase in delinquencies was a significant factor in the increase in the allowance for loan losses, which resulted in larger provisions in the 2008 period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008.”

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of December 31, 2008 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

Assets:	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Securities available for sale	$36,160	$8,369	$27,791	$-
Mortgage-backed securities available for sale	149,332	-	149,332	-
	$185,492	$8,369	$177,123	$-

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

At December 31, 2008, the Company had impaired loans with outstanding principal balances of $43.6 million that were recorded at their estimated fair value (less cost to sell) of $39.3 million.  Specific reserve for impaired loans totaled $4.3 million at December 31, 2008 and $1.5 million June 30, 2008.  The Company recorded impairment charges of $2.1 million and $2.8 million for the three and six months ended December 31, 2008, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

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

7. Deposits

Deposits are summarized as follows:

	December 31, 2008	June 30, 2008
	(In thousands)

Checking accounts	$74,830	$73,949
Money market deposit accounts	80,560	57,117
Savings accounts	142,048	149,062
Time deposits	582,508	418,804
Total deposits	$879,946	$698,932

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2004.  Currently, the Company is not under examination by any taxing authority.

9. Recent Accounting Pronouncements

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

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.’’  This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Balance Sheet Summary

Total Assets.  Total assets increased $211.8 million, or 14.7%, to $1.66 billion at December 31, 2008, from $1.44 billion at June 30, 2008.  The increase was primarily in loans and was funded through increased deposits and borrowings.

Net Loans.  Net Loans increased $196.3 million, or 19.5%, to $1.20 billion at December 31, 2008, from $1.01 billion at June 30, 2008.  The Company continued its emphasis on loan originations, particularly multi-family and commercial real estate loans.  Loan originations and purchases totaled $266.4 million for the six months ended December 31, 2008 and totaled $477.2 million for the twelve months ended December 31, 2008.

The allowance for loan losses increased $5.4 million to $18.9 million at December 31, 2008 from $13.5 million at June 30, 2008.  There were no recoveries or charge-offs during the period.  A component of the increased provision in the 2008 period was loan growth.  Loans, net increased $196.3 million over the six months ended December 31, 2008, versus growth of $107.3 million over the comparable 2007 period.  The delinquency and nonaccrual totals, however, also had a considerable impact on the provision for loan losses.

Delinquency Totals (in thousands)
	12/31/08	09/30/08	06/30/08	03/31/08	12/31/07
30 - 59 days past due	$4,979	$16,624	$25,367	$23,531	$343
60 - 89 days past due	5,942	1,381	18	14,034	-
90+ days past due and accruing	-	-	-	-	-
Nonaccrual	44,067	25,337	14,211	384	-
Total	$54,988	$43,342	$39,596	$37,949	$343

The level and magnitude of the delinquent loan total have increased since the last quarter.  The Company has maintained a very aggressive posture toward delinquent borrowers.  The Company has commenced legal action against virtually all borrowers who are more than 45 days delinquent.  The Company has refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce the Company’s exposure and agrees to a monetary penalty if the loan is not paid in full on or before the new maturity date.  The nonaccrual total at December 31, 2008 includes loans that are less than 90 days delinquent.  The Company has classified these loans as nonaccrual as the borrowers are having difficulty making contractual payments and it is considered probable that the loan will become 90 days delinquent.

Oritani Financial Corp. and Subsidiaries

The nonaccrual total of $44.1 million at December 31, 2008 includes all of the loans ($25.3 million) that were classified as nonaccrual at September 30, 2008.  These loans have been discussed in prior public releases.  Two of these loans are to one borrower and totaled $17.4 million at September 30, 2008.  The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey.  Oritani has been working with the borrower.  The construction of the condominium project is virtually complete and the individual unit sales process has commenced.  As of December 31, 2008, the total outstanding on these loans was $18.3 million.  These two loans were considered impaired as of December 31, 2008.  In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 (“FAS 114”) impairment analyses, a specific reserve of $4.2 million has been recorded against one of these loans.  No reserve was required for the other loan as the loan is considered to be well collateralized.  The borrower for these loans recently filed for Chapter 11 bankruptcy protection.  In the filing, the borrower named Oritani Bank as his largest creditor with a balance owed of $20 million.  This $20 million amount pertains to the two loans described above.  Delinquent interest and other amounts due on the loans bring the total owed by the borrower to approximately the amount noted on his filing.  These two loans have been reported as delinquent by Oritani since March 31, 2008; and they have been classified as impaired and placed on nonaccrual since June 30, 2008.  It is not anticipated that the bankruptcy filing will have a material impact on the completion of the project or the individual unit sales process.  No additional reserves are considered necessary at this time due to the bankruptcy filing.  The other significant component of nonaccrual loans at September 30, 2008 was a $7.9 million loan secured by a retail mall in Northern New Jersey.  This borrower had two other loans that were not delinquent at September 30, 2008.  These loans totaled $10.2 million and are secured by a golf course in Bergen County, New Jersey.  All three of these loans were classified as nonaccrual and impaired, in accordance with FAS114, at December 31, 2008.  Oritani is in litigation with this borrower, foreclosure proceedings have commenced and a rent receiver has been placed in control of the operations of these properties.  Net cash generated will be forwarded from the rent receiver to Oritani.  In accordance with the results of the impairment analyses, no reserve was required for these loans as they were considered to be well collateralized.  The other significant portions of the nonaccrual total at December 31, 2008 were three loans to one borrower that totaled $6.6 million.  These loans were secured by various warehouse properties in Rockland and Westchester counties, New York.  All three of these loans were classified as nonaccrual and impaired, in accordance with FAS 114, at December 31, 2008.  Oritani is in litigation with this borrower, foreclosure proceedings have commenced and we are attempting to have a rent receiver appointed by the court.  In accordance with the results of the impairment analyses, no reserves were required as the loans were considered to be well collateralized.

Mortgage-Backed Securities Held to Maturity.  Mortgage-backed securities held to maturity decreased $19.7 million, or 12.0%, to $144.2 million at December 31, 2008 from $164.0 million at June 30, 2008.  This decrease was due to principal repayments received on this portfolio.

Federal Home Loan Bank of New York (“FHLB-NY”) Stock. FHLB-NY stock increased $2.6 million, or 12.1%, to $24.2 million at December 31, 2008, from $21.5 million at June 30, 2008.  Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Real Estate Held for Investment. Real estate held for investment decreased $2.3 million, or 63.3%, to $1.4 million at December 31, 2008, from $3.7 million at June 30, 2008.   This decrease was due to the completion of construction of the Emerson de novo branch location during the quarter and the subsequent transfer of the property to office properties and equipment.

Office Properties and Equipment, net. Office properties and equipment increased $4.2 million, or 45.9%. to $13.5 million at December 31, 2008, from $9.3 million at June 30, 2008.  This increase is due to the opening of two de novo branch locations, one of which was previously classified as real estate held for investment while in the construction phase.

Oritani Financial Corp. and Subsidiaries

Deposits.  Deposits increased $181.0 million, or 25.9%, to $879.9 million at December 31, 2008, from $698.9 million at June 30, 2008.  Deposits increased $126.7 million over the quarter ended December 31, 2008.  The Bank has implemented several initiatives designed to achieve deposit growth.  Two new branch locations have recently been opened.  Strong deposit growth remains a strategic objective of the Company.

Borrowings.  Borrowings increased $57.8 million, or 13.3%, to $491.5 million at December 31, 2008, from $433.7 million at June 30, 2008.  The Company committed to various long term advances from the FHLB-NY over the period.

Stockholders’ Equity.  Stockholders’ equity decreased $31.6 million, or 11.3%, to $247.4 million at December 31, 2008, from $279.0 million at June 30, 2008.  On November 21, 2008, the Company announced the completion of its second 10% repurchase program as well as a third (1,061,098 shares) 10% repurchase program.  As of December 31, 2008, the Company had repurchased a total of 2,728,100 shares at a total cost of $44.1 million and an average cost of $16.18 per share.  Through January 28, 2009, the Company had repurchased a total of 2,988,100 shares at a total cost of $48.2 million and an average cost of $16.16 per share.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three Months and Six Months Ended December 31, 2008 and 2007

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2008 and 2007.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields.

	Oritani Financial Corp and Subsidiaries
	Average Balance Sheetand Yield / Rate Information
	Forthe Three Months Ended (unaudited)
	December31,2008				December 31, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,177,756	$17,956	6.10%		$828,350	$13,472	6.51%
Securities held to maturity	25,264	211	3.34%		19,003	314	6.61%
Securities available for sale	35,884	404	4.50%		41,038	543	5.29%
Mortgage backed securities held to maturity	148,392	1,475	3.98%		202,320	1,932	3.82%
Mortgage backed securities available for sale	147,768	1,816	4.92%		91,660	1,231	5.37%
Federal funds sold and short term investments	284	0	0.00%		19,174	230	4.80%
Total interest-earning assets	1,535,348	21,862	5.70%		1,201,545	17,722	5.90%
Non-interest-earning assets	79,430				65,065
Total assets	$1,614,778				$1,266,610

Interest-bearing liabilities:
Savings deposits	142,698	522	1.46%		152,589	649	1.70%
Money market	78,169	602	3.08%		42,638	440	4.13%
NOW accounts	76,488	161	0.84%		72,224	219	1.21%
Time deposits	515,954	4,792	3.72%		416,865	4,919	4.72%
Total deposits	813,309	6,077	2.99%		684,316	6,227	3.64%
Borrowings	516,039	5,092	3.95%		278,225	3,098	4.45%
Total interest-bearing liabilities	1,329,348	11,169	3.36%		962,541	9,325	3.88%
Non-interest-bearing liabilities	31,969				25,907
Total liabilities	1,361,317				988,448
Stockholders' equity	253,461				278,162
Total liabilities and stockholders' equity	$1,614,778				$1,266,610

Net interest income		$10,693				$8,397
Net interest rate spread (1)			2.34%				2.02%
Net interest-earning assets (2)	$206,000				$239,004
Net interest margin (3)			2.79%				2.80%
Average of interest-earning assets to interest-bearing liabilities			1.15	X			1.25	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

	Oritani Financial Corp. and Subsidiaries
	Average Balance Sheet and Yield/Rate Information
	For the Six Months Ended (unaudited)
	December 31, 2008				December 31, 2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,123,438	$34,645	6.17%		$802,339	$26,244	6.54%
Securities held to maturity	24,646	535	4.34%		18,092	585	6.47%
Securities available for sale	29,035	633	4.36%		39,252	1,045	5.32%
Mortgage backed securities held to maturity	153,587	3,032	3.95%		206,130	3,979	3.86%
Mortgage backed securities available for sale	149,065	3,673	4.93%		68,817	1,862	5.41%
Federal funds sold and short term investments	258	1	0.78%		40,064	1,050	5.24%
Total interest-earning assets	1,480,029	42,519	5.75%		1,174,694	34,765	5.92%
Non-interest-earning assets	77,036				66,954
Total assets	$1,557,065				$1,241,648

Interest-bearing liabilities:
Savings deposits	144,709	1,069	1.48%		154,183	1,298	1.68%
Money market	70,882	1,076	3.04%		42,036	877	4.17%
NOW accounts	75,084	323	0.86%		73,321	437	1.19%
Time deposits	470,220	8,648	3.68%		419,391	9,909	4.73%
Total deposits	760,895	11,116	2.92%		688,931	12,521	3.63%
Borrowings	502,393	9,940	3.96%		250,203	5,562	4.45%
Total interest-bearing liabilities	1,263,288	21,056	3.33%		939,134	18,083	3.85%
Non-interest-bearing liabilities	32,051				26,660
Total liabilities	1,295,339				965,794
Stockholders' equity	261,726				275,854
Total liabilities and stockholder's equity	$1,557,065				$1,241,648

Net interest income		$21,463				$16,682
Net interest rate spread (1)			2.42%				2.07%
Net interest-earning assets (2)	$216,741				$235,560
Net interest margin (3)			2.90%				2.84%
Average of interest-earning assets to interest-bearing liabilities			1.17	X			1.25	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007.

Net Income.  Net income decreased $2.2 million to $39,000 for the quarter ended December 31, 2008, from net income of $2.2 million for the corresponding 2007 quarter.  This decrease was primarily due to increased provision for loan losses and an impairment charge related to equity investments, as well as increased compensation expense, partially offset by increased net interest income.

Total Interest Income.  Total interest income increased by $4.1 million or 23.4%, to $21.8 million for the three months ended December 31, 2008, from $17.7 million for the three months ended December 31, 2007. The largest increase occurred in interest on loans, which increased $4.5 million or 33.3%, to $18.0 million for the three months ended December 31, 2008, from $13.5 million for the three months ended December 31, 2007.  Over that same period, the average balance of loans increased $349.4 million and the yield on the portfolio decreased 41 basis points.  Interest on the investment related captions of securities held to maturity (“HTM”), securities available for sale (“AFS”) and mortgage-backed securities (“MBS”) HTM decreased by $699,000, or 25.1%, to $2.1 million for the three months ended December 31, 2008, from $2.8 million for the three months ended December 31, 2007.  The combined average balances of these portfolios decreased $52.8 million over the period while the combined average yield decreased 26 basis points.  The Company has focused on loan originations and investment activity has been concentrated on the MBS AFS portfolio.  Interest on mortgage-backed securities available for sale (“MBS AFS”) increased by $585,000 to $1.8 million for the three months ended December 31, 2008, from $1.2 million for the three months ended December 31, 2007.  The average balance of MBS AFS increased $56.1 million and the yield on the portfolio decreased 45 basis points over that same period.  There was minimal interest income on federal funds sold and short term investments over the three months ended December 31, 2008.  This portfolio has been redeployed into loans and MBS AFS.  The average balance of this portfolio decreased $18.9 million over the period.

Total Interest Expense. Total interest expense increased by $1.8 million, or 19.8%, to $11.2 million for the three months ended December 31, 2008, from $9.3 million for the three months ended December 31, 2007.  Interest expense on deposits decreased by $150,000, or 2.4%, to $6.1 million for the three months ended December 31, 2008, from $6.2 million for the three months ended December 31, 2007.  The average balance of deposits increased $129.0 million and the average cost of these funds decreased 65 basis points over the period.  Market interest rates allowed the Bank to reprice many maturing time deposits at lower rates, decreasing the cost of funds.  The interest rate environment also allowed the Company to decrease interest rates on borrowings while significantly increasing balances.  Interest expense on borrowings increased by $2.0 million to $5.1 million for the three months ended December 31, 2008, from $3.1 million for the three months ended December 31, 2007.  The average balance of borrowings increased $237.8 million and the cost decreased 50 basis points over the period.  The increase in the average balance was necessary to fund asset growth.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.3 million, or 27.3%, to $10.7 million for the three months ended December 31, 2008, from $8.4 million for the three months ended December 31, 2007. The Company’s net interest rate spread increased to 2.34% for the three months ended December 31, 2008, from 2.02% for the three months ended December 31, 2007.  However, the Company’s net interest margin decreased to 2.79% for the three months ended December 31, 2008, from 2.80% for the three months ended December 31, 2007.  The Company’s net interest rate spread and net interest margin were hindered in the 2008 period due to nonaccrual loans.  The Company’s net interest income was reduced by $913,000 for the three months ended December 31, 2008 due to the impact of nonaccrual loans.  On a linked quarter comparison, the Company’s net interest rate spread decreased 16 basis points to 2.34% from 2.50% for the three months ended September 30, 2008 and the Company’s net interest margin decreased 23 basis points to 2.79% from 3.02% for the three months ended September 30, 2008.   The Company’s net interest income was reduced by $457,000 for the three months ended September 30, 2008 due to the impact of nonaccrual loans.

Oritani Financial Corp. and Subsidiaries

Provision for Loan Losses.  The Company recorded provisions for loan losses of $3.5 million for the three months ended December 31, 2008 as compared to $950,000 for the three months ended December 31, 2007.   There were no recoveries or charge-offs in either period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008” and footnote 5 of the financial statements.

Other Income.  Other income decreased by $1.7 million to a net loss of $564,000 for the three months ended December 31, 2008, from a profit of $1.2 million for the three months ended December 31, 2007.  The primary reason for the decrease was a $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio.  Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures increased by $25,000, or 4.3%, to $611,000 for the three months ended December 31, 2008, from $586,000 for the three months ended December 31, 2007.  The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.  Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs.

Other Expense.  Operating expenses increased $1.6 million, or 32.9% to $6.5 million for the three months ended December 31, 2008, from $4.9 million for the three months ended December 31, 2007.  Compensation, payroll taxes and fringe benefits increased $1.1 million over the period.  The primary factor in this increase was $834,000 of expense in the 2008 quarter associated with the expense of the Company’s stock benefit plans.  There was also an increase of $208,000 directly pertaining to compensation, due to additional staff and merit increases.  Insurance, legal, audit and accounting expenses increased $261,000 primarily due to increased legal costs and costs associated with audit and exams, SOX and compliance during the 2008 period.

Income Tax Expense.  Income tax expense for the three months ended December 31, 2008, was $47,000, due to pre-tax income of $86,000, resulting in an effective tax rate of 54.7%.  For the three months ended December 31, 2007, income tax expense was $1.5 million, due to pre-tax income of $3.7 million, resulting in an effective tax rate of 40.7%.  The Company’s effective tax rate increased during the 2008 period due to an $11,000 valuation allowance on future tax benefits associated with the impairment charges on equity securities.

Comparison of Operating Results for the Six Months Ended December 31, 2008 and 2007.

Net Income.  Net income decreased $2.6 million or 50.8%, to $2.5 million for the six months ended December 31, 2008, from net income of $5.2 million for the corresponding 2007 period.  Results for the periods ended December 31, 2008 were negatively impacted by increased provision for loan losses and an impairment charge related to equity investments, as well as increased compensation expense, partially offset by increased net interest income.

Oritani Financial Corp. and Subsidiaries

Total Interest Income.  Total interest income increased by $7.8 million, or 22.3%, to $42.5 million for the six months ended December 31, 2008, from $34.8 million for the six months ended December 31, 2007. The largest increase occurred in interest on loans, which increased $8.4 million or 32.0%, to $34.6 million for the six months ended December 31, 2008, from $26.2 million for the six months ended December 31, 2007.  Over that same period, the average balance of loans increased $321.1 million and the yield on the portfolio decreased 37 basis points.  Interest on the investment related captions of securities held to maturity (“HTM”), securities available for sale (“AFS”) and mortgage-backed securities (“MBS”) HTM decreased by $1.4 million, or 25.1%, to $4.2 million for the six months ended December 31, 2008, from $5.6 million for the six months ended December 31, 2007.  The combined average balances of these portfolios decreased $56.2 million over the period while the combined average yield decreased 21 basis points.  The Company has focused on loan originations and any investment activity has been concentrated on the MBS AFS portfolio.  Interest on MBS AFS increased by $1.8 million to $3.7 million for the six months ended December 31, 2008, from $1.9 million for the six months ended December 31, 2007.  The average balance of MBS AFS increased $80.2 million and the yield on the portfolio decreased 48 basis points over that same period.  There was minimal interest income on federal funds sold and short term investments over the six months ended December 31, 2008.  This portfolio has been redeployed into loans and MBS AFS.   The average balance of this portfolio decreased $39.8 million over the period.

Total Interest Expense. Total interest expense increased by $3.0 million, or 16.4%, to $21.1 million for the six months ended December 31, 2008, from $18.1 million for the six months ended December 31, 2007.  Interest expense on deposits decreased by $1.4 million, or 11.2%, to $11.1 million for the six months ended December 31, 2008, from $12.5 million for the six months ended December 31, 2007.  The average balance of interest bearing deposits increased $72.0 million and the average cost of these funds decreased 71 basis points over this period.  Interest expense on borrowings increased by $4.4 million, or 78.7%, to $9.9 million for the six months ended December 31, 2008, from $5.6 million for the six months ended December 31, 2007.  The average balance of borrowings increased $252.2 million and the cost decreased 49 basis points over this period.  The factors described above for the three month period also affected the six month period.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $4.8 million, or 28.7%, to $21.5 million for the six months ended December 31, 2008, from $16.7 million for the six months ended December 31, 2007. The Company’s net interest rate spread increased to 2.42% for the six months ended December 31, 2008, from 2.07% for the six months ended December 31, 2007.  The Company’s net interest margin increased to 2.90% for the six months ended December 31, 2008, from 2.84% for the six months ended December 31, 2007.  The Company’s net interest rate spread and net interest margin were hindered in the 2008 period due to nonaccrual loans. The Company’s net interest income was reduced by $1.4 million for the six months ended December 31, 2008 due to the impact of nonaccrual loans.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $5.4 million for the six months ended December 31, 2008 as compared to $1.3 million for the six months ended December 31, 2007.   There were no recoveries or charge-offs in either period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008” and footnote 5 of the financial statements.

Other Income.  Other income decreased by $1.8 million to $669,000 for the six months ended December 31, 2008, from $2.5 million for the six months ended December 31, 2007.  The primary change was the $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio.  Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased by $117,000, or 8.6%, to $1.2 million for the six months ended December 31, 2008, from $1.4 million for the six months ended December 31, 2007.

Oritani Financial Corp. and Subsidiaries

Operating Expense.  Operating expenses increased by $3.3 million or 35.8% to $12.4 million for the six months ended December 31, 2008, from $9.1 million for the six months ended December 31, 2007.  The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $2.4 million, or 37.1%, over the period.  This increase was primarily comprised of $1.8 million in costs associated with the Company’s stock benefit plans, a $486,000 increase in compensation, and $175,000 pertaining to other retirement/insurance benefits.  Insurance, legal, audit and accounting expenses increased $468,000 primarily due to increased costs associated with our audit and exams, SOX and compliance during the 2008 period.

Income Tax Expense.  Income tax expense for the six months ended December 31, 2008, was $1.8 million, due to pre-tax income of $4.3 million, resulting in an effective tax rate of 41.4%.  For the six months ended December 31, 2007, income tax expense was $3.6 million, due to pre-tax income of $8.7 million, resulting in an effective tax rate of 40.94%.  The Company’s effective tax rate increased during the 2008 periods due to an $11,000 valuation allowance on future tax benefits associated with the impairment charges on equity securities.

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

At December 31, 2008, the Company had no overnight borrowings from the FHLB.  At June 30, 2008, the Company had $700,000 in overnight borrowings from the FHLB.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  The Company had total borrowings of $491.5 million at December 31, 2008, an increase of $57.8 million from $433.7 million at June 30, 2008.  This increase was primarily the result of funding the strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable.  The Company’s total borrowings at December 31, 2008 consisted of the $491.1 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp, MHC.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2008, outstanding commitments to originate loans totaled $60.1 million and outstanding commitments to extend credit totaled $80.8 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $489.9 million at December 31, 2008.  Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Oritani Financial Corp. and Subsidiaries

As of December 31, 2008 the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,358	21.3%	$98,174	8.0%
Tier I capital (to risk-weighted assets)	245,974	20.0	49,087	4.0
Tier I capital (to average assets)	245,974	15.2	64,591	4.0

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital and increase financing.  Oritani is not participating in this program.  Oritani currently supports very strong capital ratios and capital levels have not been, and are not anticipated to be, a hindrance on our ability to lend.  In addition, participation in the program could limit our flexibility regarding capital management strategies such as dividends and repurchases.  The Treasury and the FDIC have also announced an insurance guarantee program, whereby all funds in non-interest bearing transaction deposit account, regardless of their balance, would be covered by FDIC insurance through December 31, 2009.  Oritani is a participate in this program.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2008, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2008.

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

Oritani Financial Corp. and Subsidiaries

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

(ii)	originating certain construction and commercial real estate loans that have short maturities and/or monthly interest resets.

(iii)	investing in shorter duration mortgage-backed securities and securities with call provisions that are considered likely to be invoked; and

(iv)	obtaining general financing through longer-term Federal Home Loan Bank advances.

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

Oritani Financial Corp. and Subsidiaries

The table below sets forth, as of December 31, 2008, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Assets (3)		Net Interest Income

		Estimated Increase (Decrease)					Increase (Decrease) in estimated Net interest income
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
				(dollars in thousands)
+300bp	$160,886	$(44,825)	(21.79)%	10.50%	(193)	$34,889	$(4,804)	(12.10)%
+200bp	178,389	$(27,322)	(13.28)%	11.36%	(108)	36,632	$(3,061)	(7.71)%
+100bp	195,916	$(9,795)	(4.76)%	12.13%	(30)	38,579	$(1,114)	(2.81)%
0bp	205,711	$-	-	12.43%	-	39,693	$-	0.00%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2008, in the event of a 100 basis point increase in interest rates, we would experience a 4.8% decrease in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 13.3% decrease in net portfolio value.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Oritani Financial Corp. and Subsidiaries

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

Oritani Financial Corp. and Subsidiaries

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

These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.  The increased premiums will impact the Company’s third and fourth quarter expenses for 2009 compared to the corresponding 2008 periods.  Based upon our initial review of the Federal Deposit Insurance Corporation’s proposed rule, if the rule was implemented as proposed, our annual expense for FDIC insurance based on deposits as of December 31, 2008, would increase by approximately $1.3 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2008.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plans	the Plans
October	1,115,700	16.03	1,115,700	57,308
November	-	-	-	1,061,098
December	362,400	16.22	362,400	698,698
	1,478,100	$16.08	1,478,100

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on November 21, 2008. There were 40,552,162 shares of Common Stock of the Company outstanding and 39,282,162 shares entitled to vote at the Meeting, including 27,575,475 shares held by Oritani Financial Corp., MHC, the mutual holding company parent of the Company that held 70.2% of the outstanding stock. Oritani Financial Corp., MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 36,315,332 shares of Common Stock representing 92.4% of the total eligible votes to be cast. The proposals considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders was as follows:

Oritani Financial Corp. and Subsidiaries

Proposal 1. The election of two directors, each for a three-year term.

Name	For	Withheld
James J. Doyle, Jr.	35,724,565	590,767
John J. Skelly, Jr.	35,624,865	690,467

Proposal 2. The approval of the Executive Officer Annual Incentive Plan.

For	Against	Abstain	Broker Non-Vote
33,359,879	876,567	57,262	2,021,624

Proposal 3. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009

For	Against	Abstain
36,179,455	86,867	49,010

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

Oritani Financial Corp. and Subsidiaries

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

ORITANI FINANCIAL CORP.

Date:	February 9, 2009	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 9, 2009	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer