Form 10-Q
period 2009-03-31
Oritani Financial Corp.
filed 2009-05-11
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐   NO ☐.

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
YES ☐   NO ☒

As of April 30, 2009, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share issued, and 37,159,462 outstanding, of which 27,575,476, or 74.2%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Index

Part I. Financial Information
Item 1.     Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	June 30
	2009	2008
	(unaudited)
Assets
Cash on hand and in banks	$32,525	$7,332
Federal funds sold and short term investments	25,068	1,558
Cash and cash equivalents	57,593	8,890

Loans, net of deferred loan fees	1,255,404	1,020,609
Allowance for loan losses	(21,307)	(13,532)
Net Loans	1,234,097	1,007,077

Securities available for sale, at fair value	119,193	22,285
Mortgage-backed securities held to maturity, estimated fair value of $134,846 and $162,671 at March 31, 2009 and June 30, 2008, respectively	133,584	163,950
Mortgage-backed securities available for sale, at fair value	142,442	149,209
Bank Owned Life Insurance (at cash surrender value)	29,095	26,425
Federal Home Loan Bank of New York stock, at cost	24,971	21,547
Accrued interest receivable	7,030	5,646
Investments in real estate joint ventures, net	5,917	5,564
Real estate held for investment	1,337	3,681
Office properties and equipment, net	13,760	9,287
Other assets	23,374	19,733
Total assets	$1,792,393	$1,443,294

Liabilities
Deposits	$1,002,040	$698,932
Borrowings	509,743	433,672
Advance payments by borrowers for taxes and insurance	7,911	7,024
Accrued taxes payable	3,897	—
Official checks outstanding	4,475	4,143
Other liabilities	22,154	20,548
Total liabilities	1,550,220	1,164,319

Stockholders' Equity
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at March 31, 2009 and June 30, 2008 37,232,662 outstanding at March 31, 2009 and 40,187,062 outstanding at June 30, 2008	130	130
Additional paid-in capital	131,640	128,656
Unallocated common stock held by the employee stock ownership plan	(14,108)	(14,704)
Treasury stock, at cost; 3,319,500 shares at March 31, 2009 and 365,100 shares at June 30, 2008	(52,312)	(5,926)
Retained income	175,129	171,160
Accumulated other comprehensive gain (loss), net of tax	1,694	(341)
Total stockholders' equity	242,173	278,975

Total liabilities and stockholders' equity	$1,792,393	$1,443,294

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$18,553	$14,173	$53,198	$40,417
Interest on securities held to maturity	190	349	725	934
Interest on securities available for sale	713	373	1,346	1,418
Interest on mortgage-backed securities held to maturity	1,373	1,787	4,405	5,766
Interest on mortgage-backed securities available for sale	1,763	1,285	5,436	3,147
Interest on federal funds sold and short term investments	6	351	7	1,401
Total interest income	22,598	18,318	65,117	53,083

Interest expense:
Deposits	6,680	5,943	17,796	18,464
Borrowings	5,118	3,651	15,058	9,213
Total interest expense	11,798	9,594	32,854	27,677

Net interest income before provision for loan losses	10,800	8,724	32,263	25,406

Provision for loan losses	2,400	750	7,775	2,050
Net interest income	8,400	7,974	24,488	23,356

Other income:
Service charges	255	292	863	836
Real estate operations, net	280	272	982	1,036
Income from investments in real estate joint ventures	196	281	739	879
Bank-owned life insurance	294	264	837	787
Net loss on sale of and write down of securities	(237)	(352)	(2,037)	(352)
Other income	34	34	106	108
Total other income	822	791	1,490	3,294

Other expenses:
Compensation, payroll taxes and fringe benefits	4,569	3,231	13,598	9,815
Advertising	150	128	414	376
Office occupancy and equipment expense	643	435	1,566	1,223
Data processing service fees	270	268	799	792
Federal insurance premiums	46	25	106	72
Telephone, Stationary, Postage and Supplies	214	114	475	313
Insurance, Legal, Audit and Accounting	427	395	1,305	805
Other expenses	333	155	805	495
Total other expenses	6,652	4,751	19,068	13,891

Income before income tax expense	2,570	4,014	6,910	12,759
Income tax expense	1,067	1,649	2,862	5,226
Net income	$1,503	$2,365	$4,048	$7,533

Basic and fully diluted income per common share	$0.04	0.06	$0.11	0.19

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Nine Months ended March 31, 2009 and 2008 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	7,533	—	7,533
Unrealized holding gain on securities available for sale arising during year, net of tax of $1,062	—	—	—	—	—	1,537	1,537
Amortization related to post- retirement obligations, net of tax of $46	—	—	—	—	—	69	69
Total comprehensive income							9,139
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	900	—	900
ESOP shares allocated or committed to be released	—	223	—	596	—	—	819

Balance at March 31, 2008	$130	$127,933	$—	$(14,903)	$169,733	$535	$283,428

Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	4,048	—	4,048
Unrealized holding gain on securities available for sale arising during year, net of tax benefit of $675	—	—	—	—	—	862	862
Reclassification adjustment for losses included in net income, net of tax $586	—	—	—	—	—	902	902
Amortization related to post- retirement obligations, net of tax of $180	—	—	—	—	—	271	271
Total comprehensive income							6,083
Adoption of EITF 06-4	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(46,386)	—	—	—	(46,386)
Compensation cost for stock options and restricted stock	—	2,653	—	—	—	—	2,653
ESOP shares allocated or committed to be released	—	331	—	596	—	—	927

Balance at March 31, 2009	$130	$131,640	$(52,312)	$(14,108)	$175,129	$1,694	$242,173

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$4,048	$7,533
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,580	819
Depreciation of premises and equipment	511	397
Amortization and accretion of premiums and discounts, net	42	187
Provision for losses on loans	7,775	2,050
Amortization and accretion of deferred loan fees, net	(650)	(546)
Increase in deferred taxes	(5,017)	(98)
Impairment charge on securities	1,976	352
Loss on sale of securities	61	-
Increase in cash surrender value of bank owned life insurance	(837)	(787)
Income from real estate held for investment	(688)	(507)
Income from real estate joint ventures	(739)	(879)
Increase in accrued interest receivable	(1,384)	(1,096)
Decrease (increase) in other assets	387	(1,134)
Increase in other liabilities	5,905	783
Net cash provided by operating activities	14,970	7,074

Cash flows from investing activities:
Net increase in loans receivable	(199,552)	(152,002)
Purchase of mortgage loans	(34,593)	(1,350)
Purchase of securities available for sale	(108,842)	(17,718)
Purchase of mortgage-backed securities available for sale	(10,117)	(82,145)
Purchase of Federal Home Loan Bank of New York stock	(3,424)	(8,678)
Principal payments on mortgage-backed securities held to maturity	30,200	38,800
Principal payments on mortgage-backed securities available for sale	19,429	8,816
Proceeds from calls and maturities of securities available for sale	10,000	25,000
Proceeds from sales of securities available for sale	500	-
Purchase of Bank Owned Life Insurance	(1,833)	-
Additional investment in real estate held for investment	(1,290)	(503)
Distributions received from real estate held for investment	546	426
Additional investment in real estate joint ventures	(780)	-
Distributions received from real estate joint ventures	1,102	1,324
Purchase of fixed assets	(1,293)	(509)
Net cash used in investing activities	(299,947)	(186,124)

Cash flows from financing activities:
Net increase in deposits	303,108	7,496
Purchase of treasury stock	(46,386)	-
Increase in advance payments by borrowers for taxes and insurance	887	653
Proceeds from borrowed funds	341,225	195,000
Repayment of borrowed funds	(265,154)	(2,149)
Net cash provided by financing activities	333,680	201,000

Net increase (decrease) in cash and cash equivalents	48,703	21,950
Cash and cash equivalents at beginning of period	8,890	63,526
Cash and cash equivalents at end of period	$57,593	$85,476

Supplemental cash flow information:
Cash paid during the period for:
Interest	$32,616	$26,753
Income taxes	$4,888	$5,354
Noncash transfer
RE held for investment transferred to Office property and equipment	$3,690	$-

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.

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

2. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Oritani Financial Corp., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(in thousands, except earnings per share data)
Net income available to common shareholders	$1,503	$2,365	$4,048	$7,533

Weighted average common shares outstanding - basic	36,090	39,049	37,047	39,029
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding - diluted	36,090	39,049	37,047	39,029
Earnings per share-basic	$0.04	$0.06	$0.11	$0.19

3. Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares.  Additional stock repurchase plans were announced on: September 18, 2008, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, on November 21, 2008 for 10% of the publicly-held outstanding shares, or 1,061,098 shares, and on March 18, 2009, for 10% of the publicly-held outstanding shares, or 967,828 shares.  Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital. A total of 3,319,500 shares were acquired under these repurchase plans at a weighted average cost of $15.76 per share.   Repurchased shares will be held as treasury stock and will be available for general corporate purposes. At March 31, 2009, there are 946,728 shares yet to be purchased under the current plan.

4. Equity Incentive Plan

At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,311,457 stock options and 588,171 shares of restricted stock, and non-employee directors received in aggregate 476,892 stock options and 206,652 shares of restricted stock.  During the nine months ended March 31, 2009, 70,000 stock options were granted at an exercise price equal to the fair value of our common stock on the grant date, based on quoted market prices.  All option grants have a vesting period of five years and an expiration period of ten years.  The fair values of all options grants were estimated using the Black Schloes option-pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.37%, volatility of 28.22% and a dividend yield of 3.55%.  The Company adopted SFAS No. 123R, “Share-Based Payment”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

During the nine months ended March 31, 2009, the Company recorded $2.6 million of stock-based expense, comprised of stock option expense of $827,000 and restricted stock expense of $1.8 million.  There was no stock-based compensation, and accordingly no stock-based expense, during the nine months ended March 31, 2008.

The following is a summary of the status of the Company’s non-vested options as of March 31, 2009 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2008	1,788,349	$3.44	$15.65	10.0
Granted	70,000	3.44	15.62	10.0
Exercised	-	-	-
Forfeited	10,000	3.44	15.65	9.1
Outstanding at March 31, 2009	1,848,349	$3.44	$15.65	9.1
Exercisable at March 31, 2009	-	$-	$-	-

Expected future compensation expense related to the non-vested options outstanding as of March 31, 2009 is $4.6 million over a weighted average period of 4.1 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2009 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2008	794,823	$15.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2009	794,823	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of March 31, 2009 is $9.6 million over a weighted average period of 4.1 years.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

5. Net Loans and Allowance for Loan Loss

Net Loans are summarized as follows:

	March 31, 2009	June 30, 2008
	(In thousands)
Conventional one to four family	$280,029	$223,087
Multifamily and commercial real estate	769,083	597,171
Second mortgage and equity loans	56,229	59,886
Construction loans	142,437	138,195
Other loans	10,287	4,880
Total loans	1,258,065	1,023,219
Deferred loan fees, net	(2,661)	(2,610)
Loans, net of deferred loan fees	1,255,404	1,020,609
Allowance for loan losses	(21,307)	(13,532)
Net loans	$1,234,097	$1,007,077

The activity in the allowance for loan losses is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
Balance at beginning of period	$18,907	$10,182	$13,532	$8,882
Provisions charged to operations	2,400	750	7,775	2,050
Recoveries of loans previously charged off	—	—	—	—
Loans charged off	—	—	—	—
Balance at end of period	$21,307	$10,932	$21,307	$10,932

Allowance for loan losses to Loans, net of deferred fees at end of period			1.70%	1.19%

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels.  A component of the increased provision in the 2008 period was loan growth.  The delinquency and nonaccrual totals also had an impact on the provision for loan losses.  The increase in delinquencies was a significant factor in the increase in the allowance for loan losses, which resulted in larger provisions in the 2008 period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2009 and June 30, 2008.”

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

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of March 31, 2009 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Fair Value as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$119,193	$31,106	$88,087	$-
Mortgage-backed securities available for sale	142,442	-	142,442	-
	$261,635	$31,106	$230,529	$-

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

At March 31, 2009, the Company had impaired loans with outstanding principal balances of $52.1 million that were recorded at their estimated fair value (less cost to sell) of $46.5 million.  Specific reserves for impaired loans totaled $5.4 million at March 31, 2009 and $1.4 million at June 30, 2008.  The Company recorded impairment charges of $1.2 million and $4.0 million for the three and nine months ended March 31, 2009, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

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

7. Deposits

Deposits are summarized as follows:

	March 31, 2009	June 30, 2008
	(In thousands)

Checking accounts	$72,553	$73,949
Money market deposit accounts	131,581	57,117
Savings accounts	144,504	149,062
Time deposits	653,402	418,804
Total deposits	$1,002,040	$698,932

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

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.’’  This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position, or FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This proposed FSP provides additional guidance fir estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP notes that a reporting entity should evaluate the following to determine whether there has been a significant decrease in the volume and activity for the asset or liability when compared with normal activity for the asset or liability. Factors include, but are not limited to: few recent transactions (based on volume and level of activity in the market), price quotations are not based on current information, price quotations vary substantially over time or among market makers, indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values, abnormal liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates of credit and other non-performance risk for the asset class, abnormally wide bid-ask spread or significant increases in the bid-ask spread, and little information is released publicly. If the reporting entity concludes there has been a significant decrease in the volume or activity for the asset or liability in relation to normal market activity than further analysis of the transactions or quoted prices is needed.  This would include a change in valuation technique or the use of multiple valuation techniques to assist in the determination of a fair value of the asset or liability. This FSP shall be effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  The Company does not expect FSP FAS 157-4 will have a material impact on our financial condition, results of operations or financial statement disclosures.

Oritani Financial Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends the disclosure requirements in SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting”, to require such disclosures in all interim financial statements. This FSP requires an entity to disclose in the body or in the accompanying notes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the statements of financial position, as required by SFAS No. 107.  Fair value information disclosed in the interim period notes will be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statements of financial position. An entity will also disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

In April 2009, the FASB issued FSP FAS 115-2 and APB 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted after periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If an entity elects to adopt early either FSP FAS 157-4, or FSP FAS 107-1 and APB 28-1, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. The Company does not expect that FSP FAS 115-2 and APB 124-2 will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

Executive Summary

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Bank.  Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank.  Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Bank and two limited liability companies that own a variety of real estate investments. In addition, Oritani Financial Corp. has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) Oritani Financial Corp. has an ownership interest.  Oritani Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  We originate loans primarily for investment and hold such loans in our portfolio.  Occasionally, we will also enter into loan participations.  Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.  Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  We also generate revenues from fees and service charges and other income.  Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities.  Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on our results of operations.  Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Balance Sheet Summary

Total Assets.  Total assets increased $349.1 million, or 24.2%, to $1.79 billion at March 31, 2009, from $1.44 billion at June 30, 2008.  The increases were primarily in the captions of loans and securities available for sale ("AFS"), and were primarily funded through increased deposits and borrowings.

Cash and cash equivalents.  Cash and cash equivalents increased $48.7 million to $57.6 million at March 31, 2009, from $8.9 million at June 30, 2008.  The increase in liquid funds is primarily attributable to the sharp increase in deposits.  Excess liquid assets are typically redeployed into loans or investments and increases in both of these captions have occurred over the nine month period.   A reduction in liquid assets through further deployment, particularly in loans, is expected in the coming months.

Net Loans.  Loans, net increased $227.0 million, or 22.5%, to $1.23 billion at March 31, 2009, from $1.01 billion at June 30, 2008. The Company continued its emphasis on loan originations, particularly multi-family and commercial real estate loans. Loan originations and purchases totaled $356.5 million for the nine months ended March 31, 2009.

The allowance for loan losses increased $7.8 million to $21.3 million at March 31, 2009, from $13.5 million at June 30, 2008.  There were no recoveries or charge-offs during the  nine month periods ending March 31, 2009 and 2008..  A component of the increased provision in the 2009 period was loan growth.  Loans, net increased $227.0 million over the nine months ended March 31, 2009, versus growth of $151.8 million over the comparable 2008 period.  The delinquency and nonaccrual totals, however, also had a considerable impact on the provision for loan losses.

Delinquency Totals (in thousands)
	03/31/09	12/31/08	09/30/08	06/30/08	03/31/08
30 - 59 days past due	$4,897	$4,979	$16,624	$25,367	$23,531
60 - 89 days past due	2,130	5,942	1,381	18	14,034
90+ days past due and accruing	-	-	-	-	-
Nonaccrual	52,260	44,067	25,337	14,211	384
Total	$59,287	$54,988	$43,342	$39,596	$37,949

The level and magnitude of the delinquent loan total have increased since the last quarter.  The Company has continued its aggressive posture toward delinquent borrowers.  The Company has commenced legal action against virtually all borrowers who are more than 45 days delinquent.  The Company has refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce the Company's exposure and agrees to an additional fee if the loan is not paid in full on or before the new maturity date.

Oritani Financial Corp. and Subsidiaries

The nonaccrual total of $52.3 million at March 31, 2009, includes all of the loans ($44.1 million) that were classified as nonaccrual at December 31, 2008.  These loans have been discussed in prior reports.  Two of these loans are to one borrower and totaled $18.3 million at December 31, 2008.  The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey.  Oritani has been working with the borrower.  The construction of the condominium project is virtually complete and the individual unit sales process has commenced.  Several units are currently under contract with closings expected to begin in late May 2009.  As of March 31, 2009, the total outstanding on these loans was $19.4 million.  These two loans were considered impaired as of March 31, 2009.  In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 (“FAS 114”) impairment analyses, a specific reserve of $4.8 million has been recorded against these loans.  In January, 2009, the borrower for these loans filed for Chapter 11 bankruptcy protection.  In the filing, the borrower named Oritani Bank as its largest creditor with a balance owed of $20 million.  This $20 million amount pertains to the two loans described above.  Delinquent interest and other amounts due on the loans bring the total owed by the borrower to approximately the amount noted on his filing.  These two loans have been reported as delinquent by Oritani since March 31, 2008; and they have been classified as impaired and placed on nonaccrual since June 30, 2008.  The bankruptcy filing has not had a material impact on the completion of the project or the individual unit sales process.  No additional reserves were considered necessary due to the bankruptcy filing as the Company had not ascribed any value to the borrower’s guarantee in its impairment analyses.  Another significant component of nonaccrual loans at March 31, 2009, were three loans to another borrower.  One of these loans is a $7.9 million loan secured by a retail mall in Northern New Jersey.  The other two loans total $10.2 million and are secured by a golf course in Bergen County, New Jersey.  All three of these loans are classified as nonaccrual and impaired, in accordance with FAS#114, at March 31, 2009.  Oritani is in litigation with this borrower, foreclosure proceedings have commenced and a rent receiver has been placed in control of the operations of these properties.  Net cash generated from the operation of these properties is being forwarded from the rent receiver to Oritani.  In accordance with the results of the impairment analyses, no reserve was required for these loans as they were considered to be well collateralized.  Another significant portion of the nonaccrual total at March 31, 2009, were three loans to one borrower that totaled $6.6 million.  These loans were secured by various warehouse properties in Rockland, Nassau and Westchester counties, New York.  All three of these loans are classified as nonaccrual and impaired, in accordance with FAS 114, at March 31, 2009.  Oritani is in litigation with this borrower and foreclosure proceedings have commenced.   A rent receiver has been appointed on two of the properties and we are attempting to have a rent receiver appointed on the other property.  In accordance with the results of the impairment analyses, a specific reserve of $40,000 has been recorded against one of these loans.  No reserve was required for the other loans as they were considered to be well collateralized.  The largest addition to the nonaccrual total at March 31, 2009 was a $5.9 million multifamily loan located in Bergen County, New Jersey.  This loan was included in the 60-89 days past due total at December 31, 2008.  The borrower on this loan has declared bankruptcy, a rent receiver is in place, net cash flows from the operation of the property are being forwarded to Oritani, and the bankruptcy trustee is actively marketing the property for sale.  In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.  The nonaccrual total at March 31, 2009 also includes two loans that required an impairment reserve as of March 31, 2009.  One of these loans is a $1.1 million condominium construction loan located in Morris County, New Jersey.  This loan was not delinquent at December 31, 2008.  The other loan is a $609,000 multifamily loan located in Middlesex County, New Jersey.  This loan was included in the 60-89 days past due total at December 31, 2008.  In accordance with the impairment analyses performed for these two loans, specific reserves of $315,000 and $300,000, respectively, have been recorded against these two loans

Oritani Financial Corp. and Subsidiaries

Securities Available for Sale.  Securities available for sale increased $96.9 million to $119.2 million at March 31, 2009 from $22.3 million at June 30, 2008.  This increase was due to purchases during the period partially offset by maturities, an impairment charge of $2.0 million and sales.  The purchases made over the period were primarily to deploy excess liquid funds in structures that are likely to return the funds to the Company within one year.  The Company felt the returns for longer term investments were insufficient to compensate for the additional interest rate risk.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $30.4 million, or 18.5%, to $133.6 million at March 31, 2009, from $164.0 million at June 30, 2008.  This decreased was primarily due to principal repayments received.

Investments in real estate joint ventures, net. Investments in real estate joint ventures, net increased $353,000 to $5.9 million at March 31, 2009, from $5.6 million at June 30, 2008.  The Company invested in two new joint venture projects over the period.  The investments in these projects were partially offset by distributions from existing investments.

Real Estate Held for Investment. Real estate held for investment decreased $2.3 million, or 63.7%, to $1.3 million at March 31, 2009, from $3.7 million at June 30, 2008.   This decrease was due to the completion of construction of the Emerson de novo branch location during the 2009 period and the subsequent transfer of the property to office properties and equipment.

Office Properties and Equipment, net. Office properties and equipment increased $4.5 million, or 48.2%. to $13.8 million at March 31, 2009, from $9.3 million at June 30, 2008.  This increase is due to the opening of two de novo branch locations, one of which was previously classified as real estate held for investment while in the construction phase.

Deposits.  Deposits increased $303.1 million, or 43.4%, to $1.00 billion at March 31, 2009, from $698.9 million at June 30, 2008.  Deposits increased $122.1 million during the quarter ended March 31, 2009.  The Bank has implemented several initiatives designed to achieve deposit growth.  Two new branch locations have recently been opened.  Strong deposit growth remains a strategic objective of the Company.

Borrowings.  Borrowings increased $76.1 million, or 17.5%, to $509.7 million at March 31, 2009, from $433.7 million at June 30, 2008. The Company committed to various long term advances from the FHLB-NY over the period.

Stockholders’ Equity.  Stockholders' equity decreased $36.8 million, or 13.2%, to $242.2 million at March 31, 2009, from $279.0 million at June 30, 2008.  On March 18, 2009, the Company announced the completion of its third 10% repurchase program as well as the commencement of a fourth (967,828 shares) 10% repurchase program.  As of March 31, 2009, the Company had repurchased a total of 3,319,500 shares at a total cost of $52.3 million and an average cost of $15.76 per share.  Through April 21, 2009, the Company had repurchased a total of 3,376,600 shares at a total cost of $53.1 million and an average cost of $15.73 per share.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheets for the Three Months and Nine Months Ended March 31, 2009 and 2008

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2009 and 2008.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields.

	Oritani Financial Corp. and Subsidiaries
	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	March 31, 2009				March 31, 2008

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,220,390	$18,553	6.08%		$885,223	$14,173	6.40%
Securities held to maturity	24,909	190	3.05%		20,075	349	6.95%
Securities available for sale	73,025	713	3.91%		31,419	373	4.75%
Mortgage backed securities held to maturity	138,493	1,373	3.97%		185,414	1,787	3.86%
Mortgage backed securities available for sale	147,157	1,763	4.79%		99,854	1,285	5.15%
Federal funds sold and short term investments	5,107	6	0.47%		44,737	351	3.14%
Total interest-earning assets	1,609,081	22,598	5.62%		1,266,722	18,318	5.78%
Non-interest-earning assets	120,435				73,147
Total assets	$1,729,516				$1,339,869

Interest-bearing liabilities:
Savings deposits	143,321	469	1.31%		149,229	587	1.57%
Money market	108,444	659	2.43%		48,793	439	3.60%
NOW accounts	73,047	161	0.88%		73,862	203	1.10%
Time deposits	620,470	5,391	3.48%		418,681	4,714	4.50%
Total deposits	945,282	6,680	2.83%		690,565	5,943	3.44%
Borrowings	508,368	5,118	4.03%		340,138	3,651	4.29%
Total interest-bearing liabilities	1,453,650	11,798	3.25%		1,030,703	9,594	3.72%
Non-interest-bearing liabilities	32,709				27,751
Total liabilities	1,486,359				1,058,454
Stockholders' equity	243,157				281,415
Total liabilities and stockholders' equity	$1,729,516				$1,339,869

Net interest income		$10,800				$8,724
Net interest rate spread (1)			2.37%				2.06%
Net interest-earning assets (2)	$155,431				$236,019
Net interest margin (3)			2.68%				2.75%
Average of interest-earning assets to interest-bearing liabilities			1.11	X			1.23	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

	Oritani Financial Corp. and Subsidiaries
	Average Balance Sheet and Yield/Rate Information
	For the Nine Months Ended (unaudited)
	March 31, 2009				March 31, 2008

	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate		Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$1,155,755	$53,198	6.14%		$829,967	$40,417	6.49%
Securities held to maturity	24,733	725	3.91%		18,753	934	6.64%
Securities available for sale	43,699	1,346	4.11%		36,641	1,418	5.16%
Mortgage backed securities held to maturity	148,556	4,405	3.95%		199,225	5,766	3.86%
Mortgage backed securities available for sale	148,429	5,436	4.88%		79,163	3,147	5.30%
Federal funds sold and short term investments	1,875	7	0.50%		41,622	1,401	4.49%
Total interest-earning assets	1,523,047	65,117	5.70%		1,205,371	53,083	5.87%
Non-interest-earning assets	91,501				69,018
Total assets	$1,614,548				$1,274,389

Interest-bearing liabilities:
Savings deposits	144,247	1,536	1.42%		152,576	1,885	1.65%
Money market	83,402	1,735	2.77%		44,128	1,317	3.98%
NOW accounts	74,405	486	0.87%		73,662	640	1.16%
Time deposits	520,303	14,039	3.60%		419,109	14,622	4.65%
Total deposits	822,357	17,796	2.89%		689,475	18,464	3.57%
Borrowings	504,384	15,058	3.98%		280,181	9,213	4.38%
Total interest-bearing liabilities	1,326,741	32,854	3.30%		969,656	27,677	3.81%
Non-interest-bearing liabilities	32,271				27,025
Total liabilities	1,359,012				996,681
Stockholders' equity	255,536				277,708
Total liabilities and stockholder's equity	$1,614,548				$1,274,389

Net interest income		$32,263				$25,406
Net interest rate spread (1)			2.40%				2.06%
Net interest-earning assets (2)	$196,306				$235,715
Net interest margin (3)			2.82%				2.81%
Average of interest-earning assets to interest-bearing liabilities			1.15	X			1.24	X

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008.

Net Income.  Net income decreased $862,000 to $1.5 million for the quarter ended March 31, 2009, from $2.4 million for the corresponding 2008 quarter. The most significant differences between the two periods is in the provision for loan losses and other expenses.  Provision for loan losses increased $1.7 million over the periods.  In addition, other expenses increased $1.9 million over the periods.  These items were partially offset by a $2.1 million increase in net interest income before provision for loan losses.  These changes are discussed in greater detail below.  Our annualized return on average assets was 0.35% for the quarter ended March 31, 2009, and 0.71% for the corresponding 2008 quarter.  Our annualized return on average equity was 2.47% for the quarter ended March 31, 2009, and 3.36% for the corresponding 2008 quarter.

Total Interest Income.  Total interest income increased by $4.3 million or 23.4%, to $22.6 million for the three months ended March 31, 2009, from $18.3 million for the three months ended March 31, 2008.  The largest increase occurred in interest on loans, which increased $4.4 million or 30.9%, to $18.6 million for the three months ended March 31, 2009, from $14.2 million for the three months ended March 31, 2008.  Over that same period, the average balance of loans increased $335.2 million and the yield on the portfolio decreased 32 basis points.  Interest on the investment related captions of securities held to maturity (“HTM”) and mortgage-backed securities (“MBS”) HTM decreased by $573,000, or 26.8%, to $1.6 million for the three months ended March 31, 2009, from $2.1 million for the three months ended March 31, 2008.  The combined average balances of these portfolios decreased $42.1 million over the period while the combined average yield decreased 33 basis points.  The Company has focused on loan originations and investment activity has been concentrated on the Available for Sale portfolios.  Interest on securities available for sale increased $340,000, or 91.2%, to $713,000 for the three months ended March 31, 2009, from $373,000 for the three months ended March 31, 2008.  The average balance of securities available for sale increased by $41.6 million and yield on the portfolio decreased 84 basis points over the same period.  Interest on mortgage-backed securities available for sale (“MBS AFS”) increased by $478,000 to $1.8 million for the three months ended March 31, 2009, from $1.3 million for the three months ended March 31, 2008.  The average balance of MBS AFS increased $47.3 million and the yield on the portfolio decreased 36 basis points over that same period.  There was minimal interest income on federal funds sold and short term investments over the three months ended March 31, 2009.  This portfolio has been redeployed into loans and MBS AFS.  The average balance of this portfolio decreased $39.6 million over the period.

Total Interest Expense. Total interest expense increased by $2.2 million, or 23.0%, to $11.8 million for the three months ended March 31, 2009, from $9.6 million for the three months ended March 31, 2008.  Interest expense on deposits increased by $737,000, or 12.4%, to $6.7 million for the three months ended March 31, 2009, from $5.9 million for the three months ended March 31, 2008.  The average balance of deposits increased $254.7 million and the average cost of these funds decreased 62 basis points over the period.  Market interest rates allowed the Bank to reprice many maturing time deposits at lower rates, decreasing the cost of funds.  The interest rate environment also allowed the Company to decrease interest rates on borrowings while significantly increasing balances.  Interest expense on borrowings increased by $1.5 million to $5.1 million for the three months ended March 31, 2009, from $3.7 million for the three months ended March 31, 2008.  The average balance of borrowings increased $168.2 million and the cost decreased 26 basis points over the period.  The increase in the average balance was used to fund asset growth.

Oritani Financial Corp. and Subsidiaries

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.1 million, or 23.8%, to $10.8 million for the three months ended March 31, 2009, from $8.7 million for the three months ended March 31, 2008. The Company’s net interest rate spread increased to 2.37% for the three months ended March 31, 2009, from 2.06% for the three months ended March 31, 2008.  However, the Company’s net interest margin decreased to 2.68% for the three months ended March 31, 2009, from 2.75% for the three months ended March 31, 2008.  The Company’s net interest rate spread and net interest margin were hindered in the 2009 period due to nonaccrual loans.  The Company’s net interest income was reduced by $1.2 million for the three months ended March 31, 2009, due to the impact of nonaccrual loans.  On a linked quarter comparison, the Company’s net interest rate spread increased 3 basis points to 2.37% from 2.34% for the three months ended December 31, 2008 and the Company’s net interest margin decreased 11 basis points to 2.68% from 2.79% for the three months ended December 31, 2008.   The Company’s net interest income was reduced by $913,000 for the three months ended December 31, 2008 due to the impact of nonaccrual loans.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $2.4 million for the three months ended March 31, 2009 as compared to $750,000 for the three months ended March 31, 2008.   There were no recoveries or charge-offs in either period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2009 and June 30, 2008” and footnote 5 of the financial statements.

Other Income.  Other income increased by $31,000 to $822,000 for the three months ended March 31, 2009, from $791,000 for the three months ended March 31, 2008.  Results for the three months ended March 31, 2009 were reduced by a $225,000 impairment charge and a $12,000 loss on partial sale of a mutual fund holding in the Company's AFS portfolio.  Results for the three months ended March 31, 2008 were reduced by a $352,000 impairment charge taken regarding three equity securities in the Company's securities AFS portfolio.  Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased by $77,000, or 13.9%, to $476,000 for the three months ended March 31, 2009, from $553,000 for the three months ended March 31, 2008.  The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.  Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs.

Other Expense.  Other expenses increased $1.9 million to $6.7 million for the three months ended March 31, 2009, from $4.8 million for the three months ended March 31, 2008.  Compensation, payroll taxes and fringe benefits increased $1.3 million over the period.  The primary factor in this increase was $896,000 of expense in the 2009 quarter associated with the expense of the Company’s stock benefit plans.  There was also an increase of $282,000 directly pertaining to compensation, due to additional staff and merit increases.  Office occupancy and equipment expense increased $208,000 to $643,000 for the three months ended March 31, 2009, from $435,000 for the corresponding 2008 period.  The increase was primarily comprised of increases in maintenance expense, depreciation and real estate taxes, particularly for the two new branches that the Company opened in October, 2008.  Other expense increased $178,000 to $333,000 for the three months ended March 31, 2009, from $155,000 for the corresponding 2008 period.  The increase was primarily due to expenses associated with problem loans, such as legal costs related to foreclosure actions.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2009, was $1.1 million, due to pre-tax income of $2.6 million, resulting in an effective tax rate of 41.5%.  For the three months ended March 31, 2008, income tax expense was $1.6 million, due to pre-tax income of $4.0 million, resulting in an effective tax rate of 41.1%.  The Company’s effective tax rate increased during the 2009 period due to a valuation allowance on future tax benefits associated with the impairment charges on equity securities.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Nine months ended March 31, 2009 and 2008.

Net Income.  Net income decreased $3.5 million to $4.0 million for the nine months ended March 31, 2009, from net income of $7.5 million for the corresponding 2008 period.  Results for the periods ended March 31, 2009 were negatively impacted by increased provision for loan losses and impairment charges related to equity investments, as well as increased compensation expense, partially offset by increased net interest income.

Total Interest Income.  Total interest income increased by $12.0 million, or 22.7%, to $65.1 million for the nine months ended March 31, 2009, from $53.1 million for the nine months ended March 31, 2008.  The largest increase occurred in interest on loans, which increased $12.8 million or 31.6%, to $53.2 million for the nine months ended March 31, 2009, from $40.4 million for the nine months ended March 31, 2008.  Over that same period, the average balance of loans increased $325.8 million and the yield on the portfolio decreased 36 basis points.  Interest on the investment related captions of securities held to maturity (“HTM”) and mortgage-backed securities (“MBS”) HTM decreased by $1.6 million, or 23.4%, to $5.1 million for the nine months ended March 31, 2009, from $6.7 million for the nine months ended March 31, 2008.  The combined average balances of these portfolios decreased $44.7 million over the period while the combined average yield decreased 15 basis points.  The Company has focused on loan originations, and investment activity has been concentrated on the MBS AFS portfolio.  Interest on MBS AFS increased by $2.3 million to $5.4 million for the nine months ended March 31, 2009, from $3.1 million for the nine months ended March 31, 2008.  The average balance of MBS AFS increased $69.3 million and the yield on the portfolio decreased 42 basis points over that same period.  There was minimal interest income on federal funds sold and short term investments over the nine months ended March 31, 2009.  This portfolio has been redeployed into loans and MBS AFS.   The average balance of this portfolio decreased $39.7 million over the period.

Total Interest Expense. Total interest expense increased by $5.2 million, or 18.7%, to $32.9 million for the nine months ended March 31, 2009, from $27.7 million for the nine months ended March 31, 2008.  Interest expense on deposits decreased by $668,000, or 3.6%, to $17.8 million for the nine months ended March 31, 2009, from $18.5 million for the nine months ended March 31, 2008.  The average balance of deposits increased $132.9 million and the average cost of these funds decreased 68 basis points over this period.  Interest expense on borrowings increased by $5.8 million, or 63.4%, to $15.1 million for the nine months ended March 31, 2009, from $9.2 million for the nine months ended March 31, 2008.  The average balance of borrowings increased $224.2 million and the cost decreased 40 basis points over this period.  The factors described above for the three month period also affected the nine month period.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $6.9 million, or 27.0%, to $32.3 million for the nine months ended March 31, 2009, from $25.4 million for the nine months ended March 31, 2008. The Company’s net interest rate spread increased to 2.40% for the nine months ended March 31, 2009, from 2.06% for the nine months ended March 31, 2008.  The Company’s net interest margin increased to 2.82% for the nine months ended March 31, 2009, from 2.81% for the nine months ended March 31, 2008.  The Company’s net interest rate spread and net interest margin were hindered in the 2009 period due to nonaccrual loans.  The Company’s net interest income was reduced by $2.5 million for the nine months ended March 31, 2009 due to the impact of nonaccrual loans.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $7.8 million for the nine months ended March 31, 2009 as compared to $2.1 million for the nine months ended March 31, 2008.   There were no recoveries or charge-offs in either period.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2009 and June 30, 2008” and footnote 5 of the financial statements.

Oritani Financial Corp. and Subsidiaries

Other Income.  Other income decreased by $1.8 million to $1.5 million for the nine months ended March 31, 2009, from $3.3 million for the nine months ended March 31, 2008.  The primary change was the $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio.  Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased by $194,000, or 10.13%, to $1.7 million for the nine months ended March 31, 2009, from $1.9 million for the nine months ended March 31, 2008.

Other Expense.  Other expenses increased by $5.2 million or 37.3% to $19.1 million for the nine months ended March 31, 2009, from $13.9 million for the nine months ended March 31, 2008.  The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $3.8 million, or 38.5%, over the period.  This increase was primarily comprised of $2.7 million in costs associated with the Company’s stock benefit plans, a $763,000 increase in compensation, and $252,000 pertaining to other retirement/insurance benefits.  Insurance, legal, audit and accounting expenses increased $500,000 primarily due to increased costs associated with our audit and exams, SOX and compliance during the 2009 period.

Income Tax Expense.  Income tax expense for the nine months ended March 31, 2009, was $2.9 million, due to pre-tax income of $6.9 million, resulting in an effective tax rate of 41.4%.  For the nine months ended March 31, 2008, income tax expense was $5.2 million, due to pre-tax income of $12.8 million, resulting in an effective tax rate of 41.0%.  The Company’s effective tax rate increased during the 2009 period due to a valuation allowance on future tax benefits associated with the impairment charges on equity securities.

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

At March 31, 2009, the Company had no overnight borrowings from the FHLB.  At June 30, 2008, the Company had $700,000 in overnight borrowings from the FHLB.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  The Company had total borrowings of $509.7 million at March 31, 2009, an increase of $76.0 million from $433.7 million at June 30, 2008.  The vast majority of the increase in borrowed funds occurred during the quarter ended September 30, 2008.  This increase was primarily the result of funding the strong loan growth as well as the opportunity to commit to various advances under terms considered to be favorable.  Deposit growth has provided sufficient liquidity subsequent to September 30, 2008.  The Company’s total borrowings at March 31, 2009, consisted of the $509.4 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp, MHC.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2009, outstanding commitments to originate loans totaled $52.4 million and outstanding commitments to extend credit totaled $74.9 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $560.9 million at March 31, 2009.  Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

Oritani Financial Corp. and Subsidiaries

As of March 31, 2009, the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$256,533	20.1%	$102,321	8.0%
Tier I capital (to risk-weighted assets)	240,479	18.8	51,160	4.0
Tier I capital (to average assets)	240,479	13.9	69,181	4.0

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital and increase financing.  Oritani is not participating in this program.  Oritani currently supports very strong capital ratios and capital levels have not been, and are not anticipated to be, a hindrance on our ability to lend.  In addition, participation in the program could limit our flexibility regarding capital management strategies such as dividends and repurchases.  The Treasury and the FDIC have also announced an insurance guarantee program, whereby all funds in non-interest bearing transaction deposit account, regardless of their balance, would be covered by FDIC insurance through December 31, 2009.  Oritani is a participant in this program.

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

Oritani Financial Corp. and Subsidiaries

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

Oritani Financial Corp. and Subsidiaries

The table below sets forth, as of March 31, 2009, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	Net Portfolio Value			NPV as a Percent of Present Value of Ass ets (3)		Net Interest Income

Cha nge in Interest		Est imated Increase (Decrease)					Inc rease (Decrease) in estimated Net interest income
Rat es (basis points) (1)	Est imated NPV (2)	Amo unt	Per cent	NPV Ratio (4)	Inc rease (Decrease) (ba sis points)	Est imated Net Int erest Income	Amo unt	Per cent
(do llars in thousands)
+300bp	$168,474	$(49,355)	(22.66)%	10.10%	(199)	$44,973	$(2,540)	(5.35)%
+200bp	184,010	(33,819)	(15.53)	10.78	(131)	45,810	(1,703)	(3.58)
+100bp	205,187	(12,642)	(5.80)	11.68	(41)	47,083	(430)	(0.91)
0bp	217,829	-	-	12.09	-	47,513	-	0.00

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2009, in the event of a 100 basis point increase in interest rates, we would experience a 6.4% decrease in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 17.0% decrease in net portfolio value.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and ranges from 7 to 77.5 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts, through December 31, 2009.  We have also enrolled in the Temporary Liquidity Guarantee Program for noninterest-bearing transaction deposit accounts.  In addition, the reserve ratios are below 1.15% of estimated insured deposits and in February 2009, the FDIC proposed an interim rule that further increases deposit insurance premiums, including a one-time special assessment on deposits as of June 30, 2009.  This, along with the full utilization of our assessment credit in early 2009, will cause the premiums assessed by the FDIC to increase.  These actions will significantly increase our noninterest expense in 2009 and in future years as long as the increased premiums are in place.  Based upon our review of the Federal Deposit Insurance Corporation’s proposed rulings, if the rules were implemented as proposed, our annual expense for FDIC insurance based on deposits as of March 31, 2009, would increase by approximately $1.3 million.  Additionally our expense would increase an additional $1.0 million based the interim rule related to the one time assessment of 10 basis points.

Oritani Financial Corp. and Subsidiaries

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings Could Decrease

We own common stock of the Federal Home Loan Bank of New York (FHLB-NY).  We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program.  The aggregate cost and fair value of our FHLB-NY common stock as of March 31, 2009 was $25.0 million based on its par value.  There is no market for our FHLB-NY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings to decrease by the after-tax amount of the impairment charge.

Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition

Recent negative developments in the national and global credit markets have resulted in uncertainty in the financial markets and downturn in general economic conditions, including increased levels of unemployment. The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Indications of the deterioration of the value of real estate collateral have been evidenced on a national level as well as in our Market Area. These developments could have a significant negative effect on our borrowers and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2009 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plans	the Plans (1)
January	260,000	15.99	260,000	438,698
February	130,500	13.12	130,500	308,198
March	200,900	11.45	200,900	946,728
	591,400	$13.81	591,400

Oritani Financial Corp. and Subsidiaries

(1)
On March 18, 2009, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 967,828 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 18, 2009.  This program has no expiration date and has 946,728 shares yet to be purchased as of March 31, 2009.

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

Oritani Financial Corp. and Subsidiaries

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

ORITANI FINANCIAL CORP.

Date: May 11, 2009	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 11, 2009	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer