Form 10-K
period 2009-06-30
Oritani Financial Corp.
filed 2009-09-11
CIK 1374756

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended       June 30, 2009
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
YES ☐   NO  ☒

As of September 11, 2009, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, issued and 37,062,484 outstanding, of which 27,575,476, or 74.4%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2008, as reported by the Nasdaq Global Market, was approximately $134.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2009 Annual Report on Form 10-K

Index

PART I

ITEM 1.                 BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Oritani Financial Corp., MHC

Oritani Financial Corp., MHC is a federally chartered mutual holding company and currently owns 74.4% of the outstanding shares of common stock of Oritani Financial Corp.  Oritani Financial Corp., MHC has not engaged in any significant business activity other than owning the common stock of Oritani Financial Corp., and does not intend to expand its business activities.  So long as Oritani Financial Corp., MHC exists, it is required to own a majority of the voting stock of Oritani Financial Corp.  The executive office of Oritani Financial Corp., MHC, is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400.  Oritani Financial Corp., MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision (“OTS”).

Oritani Financial Corp.

Oritani Financial Corp. is the federally chartered mid-tier stock holding company of Oritani Bank.  Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank.  Since being formed in 1998, Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400.  Oritani Financial Corp. is subject to comprehensive regulation and examination by the OTS.  At June 30, 2009, Oritani Financial Corp. had consolidated assets of $1.91 billion, consolidated deposits of $1.13 billion and consolidated stockholders’ equity of $240.1 million.  Its consolidated net income for the fiscal year ended June 30, 2009 was $5.6 million.

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey.  Oritani Bank was originally founded in 1911, as a New Jersey building and loan association.  Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations.  In 1997, Oritani Bank converted to a mutual savings bank charter, and in March 1998, reorganized into the two-tier mutual holding company structure.  Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its 20 branch offices located in the New Jersey Counties of Bergen, Hudson and Passaic.  The telephone number at its main office is (201) 664-5400.  At June 30, 2009, our assets totaled $1.91 billion and our deposits totaled $1.13 billion.  Oritani Bank was formerly known as Oritani Savings Bank.  Effective September 8, 2008, the name was changed to Oritani Bank.

Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our main office in the Township of Washington, New Jersey and our branch offices located in the New Jersey Counties of Bergen (15 branches, including our main office), Hudson (5 branches) and Passaic (one branch), and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  We originate loans primarily for investment and hold such loans in our portfolio.  Occasionally, we will also enter into loan participations.  Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  We also generate revenues from fees and service charges and other income.  Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Oritani Financial Corp. completed its initial public stock offering on January 23, 2007.  The Company sold 12,165,649 shares, or 30.0% of its outstanding common stock, to subscribers in the offering, including 1,589,644 shares purchased by the Oritani Bank Employee Stock Ownership Plan (“ESOP”).  Oritani Financial Corp., MHC, the Company’s federally chartered mutual holding company parent, holds 27,575,476 shares, which represented 68.0% of the Company’s outstanding common stock at the conclusion of the initial public offering.  Additionally, the Bank contributed $1.0 million in cash, and the Company issued 811,037 shares of common stock, or 2.0% of the Company’s outstanding common stock, to the OritaniBank Charitable Foundation.  Proceeds from the offering, including the value of shares issued to the charitable foundation but net of expenses, were $127.6 million.  Net deployable funds, after deducting for the ESOP shares and the total contribution to the charitable foundation, were $102.6 million.  The Company contributed $59.7 million of the proceeds to Oritani Bank.  Stock oversubscription proceeds of $323.4 million were returned to subscribers. So long as Oritani Financial Corp., MHC exists, it is required to own a majority of the voting stock of Oritani Financial Corp.

Our website address is www.oritani.com.  Information on our website should not be considered a part of this report.

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate twenty one full service branches, including our main office.  We operate branches in three separate counties of New Jersey:  Bergen, Hudson and Passaic.  The majority of our branches, fifteen, and deposits are located in Bergen County.  In addition, we operate five branches in Hudson County and one branch in Passaic County.  We are in the process of opening an additional branch in Bergen County.

In terms of population rank, Bergen County ranks as the largest county in New Jersey while Hudson County ranks fifth and Passaic County ranks ninth out of twenty-one counties.  Based upon household income statistics, Bergen County ranks fourth out of the twenty-one counties in New Jersey while Passaic ranks seventeenth and Hudson County ranks twentieth.  The three counties are a part of New Jersey, which is referred to as the “Gateway Region.”  The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area.  As one of the wealthiest states in the nation, New Jersey, with a population of 8.7 million, is considered one of the most attractive banking markets in the United States. The June 2009 unemployment rate for New Jersey of 9.2% was slightly lower than the national rate of 9.5%.  See “Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”

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

Passaic County is bordered by Orange County, New York to the north, Rockland County, New York to the northeast, Bergen County to the east, Essex County to the south, Morris County to the southwest and Sussex County to the west.

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2008, the latest date for which statistics are available, our market share of deposits was approximately 1.8% in Bergen County, and less than 1.0% in each of Hudson and Passaic Counties.

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

Lending Activities

Our principal lending activity is the origination of multi-family loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area.  Our multi-family loans consist primarily of mortgage loans secured by apartment buildings.  Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings.  Our residential real estate mortgage loans consist of one- to four-family residential real property and consumer loans.  Construction loans consist primarily of one- to four-family development, condominiums and commercial development projects.  We curtailed construction lending in 2009 due to current market and economic conditions and expect to maintain this posture for the foreseeable future.  Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit.  Multi-family and commercial real estate loans represented $839.7 million, or 64.5%, of our total loan portfolio at June 30, 2009. One- to four-family residential real estate mortgage loans represented $266.0 million, or 20.4%, of our total loan portfolio at June 30, 2009.  We also offer second mortgages and equity loans.  At June 30, 2009, such loans totaled $54.8 million, or 4.2%, of our loan portfolio.  At June 30, 2009, construction and land loans totaled $130.8 million, or 10.0%, of our loan portfolio.  At June 30, 2009, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $11.0 million, or less than 1.0%, of our loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Conventional one- to four-family	$265,962	20.4%	$223,087	21.8%	$188,941	24.6%	$165,070	25.3%	$147,284	29.4%
Multifamily and commercial real estate	839,727	64.6	597,171	58.4	451,131	58.7	379,208	58.1	271,424	54.1
Second mortgage and equity loans	54,769	4.2	59,886	5.8	65,240	8.5	66,198	10.2	55,672	11.1
Construction and land loans	130,831	10.0	138,195	13.5	62,704	8.1	38,722	5.9	24,629	4.9
Other loans	10,993	0.8	4,880	0.5	1,140	0.1	3,291	0.5	2,321	0.5

Total loans	1,302,282	100.0%	1,023,219	100.0%	769,156	100.0%	652,489	100.0%	501,330	100.0%

Other items:
Net deferred loan origination fees	2,979		2,610		1,732		1,753		1,604
Allowance for loan losses	20,680		13,532		8,882		7,672		6,172

Total loans, net	$1,278,623		$1,007,077		$758,542		$643,064		$493,554

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2009.

	First Mortgage		Second Mortgage		Construction and Land		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2010	$6,500	6.92%	$89	5.04%	$103,885	7.21%	$7,989	3.87%	$118,463	6.97%
2011	6,140	6.54	340	5.25	24,011	5.41	1,581	6.93	32,072	5.70
2012 to 2013	51,852	6.10	2,215	5.70	-	0.00	481	7.85	54,548	6.10
2014 to 2018	282,566	6.24	12,172	5.35	2,406	6.52	548	6.85	297,692	6.21
2019 to 2023	284,603	6.12	17,741	5.61	-	0.00	-	-	302,344	6.09
2024 and beyond	474,028	6.12	22,212	5.89	529	5.09	394	6.28	497,163	6.11
Total	$1,105,689	6.16%	$54,769	5.67%	$130,831	6.86%	$10,993	4.72%	$1,302,282	6.20%

The following table sets forth, at June 30, 2009 the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2010

	Due After June 30, 2010
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loan balances:
Conventional one- to four-family	$219,743	$46,194	$265,937
Multifamily and commercial real estate	362,911	470,341	833,252
Second mortgage and equity loans	46,785	7,895	54,680
Construction and land loans	3,637	23,309	26,946
Other loans	1,626	1,378	3,004

Total loans	$634,702	$549,117	$1,183,819

First Mortgage Loans:

Conventional One- to Four-Family Residential Loans.  We originate one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area.  At June 30, 2009, $266.0 million, or 20.4% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  We generally retain for our portfolio substantially all of these loans that we originate.  One- to four-family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards.  In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 40 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period.  Originations and purchases of adjustable rate one- to four-family residential loans totaled $27.7 million during the fiscal year ended June 30, 2009 as compared to total originations and purchases of $89.9 million of one- to four-family residential loans during the same fiscal year.  Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2009 $46.2 million, or 17.4% of our one- to four-family residential real estate loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program.  This program offers one- to four-family residential mortgage loans to qualified individuals.  These loans are offered with terms and adjustable and fixed rates of interest similar to our other one- to four-family mortgage loan products.  With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees.  Such loans must be secured by an owner-occupied residence.  These loans are originated using similar underwriting guidelines as our other one- to four-family mortgage loans.  Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price.  Private mortgage insurance is not required for such loans.  The maximum amount of such loan is $275,000.

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

Multi-Family and Commercial Real Estate Loans.  We originate non-residential commercial real estate mortgage loans and loans on multi-family dwellings.  At June 30, 2009, $839.7 million, or 64.6% of our loan portfolio, consisted of multi-family and commercial real estate loans.  Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as mixed-use properties, office buildings, retail stores and commercial warehouses.  Our multi-family mortgage loans are primarily permanent loans secured by apartment buildings.  The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread.  The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 25 years and the maximum amortization period is 30 years.  We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  The self-amortization loans are generally subject to a $2.0 million maximum loan amount.  References to commercial real estate loans below refer to multi-family and commercial real estate.

The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property.  Loan to value ratios are a very important consideration.  Generally, however, commercial real estate loans originated by us will not exceed 80% of the appraised value or the purchase price of the property, whichever is less.  Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s).  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times.  Environmental reports are generally required for commercial real estate loans.  Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted.  Property inspections are conducted no less than every three years, or more frequently as warranted.  Bank lending policies allow lending up to the 80% loan to value level and 1.2 times debt service coverage ratio.  Over the course of 2009, however, we have informally reduced our maximum loan to value ratios and increased our maximum debt service coverage ratio, as well as taking a more conservative approach on other underwriting issues.  We believe these actions have resulted in originations that are more conservative in nature than Bank policy allows.  We intend to maintain this conservative posture at least as long as we perceive a heightened economic risk in this type of lending.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest commercial real estate loan in our portfolio at June 30, 2009 was a $21.0 million loan located in Ocean County, New Jersey and secured by a shopping mall.  This loan was performing according to its terms at June 30, 2009.  Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor.  The aggregate outstanding loan balance for this relationship is $40.5 million, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  See “Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”

Second Mortgage and Equity Loans.  We also offer second mortgage and equity loans and home equity of lines of credit, each of which are secured by one- to four-family residences, substantially all of which are located in our primary market area.  At June 30, 2009, second mortgage and equity loans totaled $54.8 million, or 4.2% of total loans.  Additionally, at June 30, 2009, the unadvanced amounts of home equity lines of credit totaled $33.8 million.  The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%.  Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction Loans.  We originate construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2009, residential construction loans amounted to $65.8 million, or 5.1% of total loans.

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

We also make construction loans for commercial development projects.  The projects include multi-family, apartment, retail and office buildings.  We generally require that a commitment for permanent financing be in place prior to closing the construction loan.  The maximum loan-to-value ratio limit applicable to these loans is generally 80%.  At June 30, 2009, commercial construction loans totaled $65.0 million, or 5.0% of total loans.  At June 30, 2009, the largest outstanding commercial construction loan balance was for $15.3 million and is secured by a condominium project.  This loan is one of two loans to the same borrower totaling $18.0 million that are classified as non-accrual and considered impaired with a specific reserve of $2.8 million at June 30, 2009.  Oritani charged off $2.0 million of the construction loan as of June 30, 2009, as this portion has been determined to be an incurred loss.

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

We chose to reduce our exposure to construction lending in 2009 due to current market and economic conditions.  Construction originations for the year ended June 30, 2009 were $45.1 million, versus $99.2 million for the comparable 2008 period.

Other Loans. Other loans primarily consist of business loans and to a smaller extent, account loans. Other Loans includes $10.7 million of commercial loans to businesses.  These loans are unsecured or secured by business assets.  In 2009, Oritani curtailed this type of lending.  Other loans totaled $11.0 million, or less than 1% of our total loan portfolio at June 30, 2009.

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

We retain in our portfolio substantially all loans that we originate, although we have occasionally sold longer-term, fixed-rate one- to four-family residential mortgage loans into the secondary market.  There were no sales of residential mortgage loans in fiscal 2008 or 2009.

Occasionally, we will also participate in loans, sometimes as the “lead lender.”  Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures.  At June 30, 2009, we had $68.3 million in loan participation interests.

At June 30, 2009, we were servicing loans sold in the amount of $15.3 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

During the fiscal year ended June 30, 2009, we originated $89.9 million of fixed- and adjustable-rate one- to four-family residential mortgage loans, all of which were retained by us.  The fixed-rate loans retained by us consisted primarily of loans with terms of 30 years or less.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent it is deemed collectible.  If the deficiencies causing the delinquency are resolved, such loans may be placed on accrual status once all arrearages are resolved.  See additional discussion regarding our non-performing assets at June 30, 2009 in “Management Discussion and Analysis.”

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2009(1)	2008(2)	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans:
First mortgage loan balances:
Conventional	$1,160	$67	$—	$458	$147
Multifamily and commercial real estate	33,994	—	—	—	—
Second mortgage and equity loans	—	—	—	—	44
Construction and land loans	17,311	14,143	—	—	—
Other loans	—	—	—	—	—

Total non-accrual loans	$52,465	$14,210	$—	$458	$191

Loans greater than 90 days delinquent and still accruing:
First mortgage loan balances:
Conventional	$—	$—	$—	$—	$—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total loans 90 days and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$—	$—	$—	$458	$191

Real estate owned	—	—	—	—	—
Total non-performing assets	$52,465	$14,210	$—	$458	$191

Ratios:
Non-performing loans to total loans	4.03%	1.39%	—%	0.07%	0.04%
Non-performing assets to total assets	2.74%	0.98%	—%	0.04%	0.02%

(1)	Two construction loans totaling $4.2 million are less than 60 days delinquent at June 30, 2009 and are classified as non-accrual.
(2)	One construction loan totaling $335,000 was less than 60 days delinquent at June 30, 2008 and was classified as non-accrual.

As noted in the above table, there were nonaccrual loans of $52.5 million at June 30, 2009 and $14.2 million at June 30, 2008.  Additional interest income of $3.6 million and $521,000 would have been recorded during the years ended June 30, 2009 and 2008, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $787,000 and $188,000 was included in net income for the years ended June 30, 2009 and 2008, respectively.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008, Provision for Loan Losses.”

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2009
First mortgage loan balances:
Conventional	2	$616	2	$1,160	4	$1,776
Multifamily and commercial real estate	3	17,209	11	33,994	14	51,203
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	—	—	3	12,685	3	12,685
Other loans	—	—	—	—	—	—
Total	5	$17,825	16	$47,839	21	$65,664

At June 30, 2008
First mortgage loan balances:
Conventional	—	$—	2	$68	2	$68
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	18	—	—	1	18
Construction and land loans	—	—	2	13,808	2	13,808
Other loans	—	—	—	—	—	—
Total	1	$18	4	$13,876	5	$13,894

At June 30, 2007
First mortgage loan balances:
Conventional	—	$—	—	$—	—	$—
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	39	—	—	1	39
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	1	$39	—	$—	1	$39

At June 30, 2006
First mortgage loan balances:
Conventional	5	$180	2	$348	7	$528
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	5	$180	2	$348	7	$528

At June 30, 2005
First mortgage loan balances:
Conventional	3	$139	3	$140	6	$279
Multifamily and commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	29	1	44	2	73
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	4	$168	4	$184	8	$352

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal.  Such loans had passed their maturity date but continued making monthly payments, keeping their interest current.  All such loans have subsequently been paid in full or were extended by us, which negated their past due maturity status.  These loans totaled $3.1 million, $316,000, and $3.2 million at June 30, 2009, 2008 and 2007, respectively.

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  At June 30, 2009 and 2008, we had no real estate owned.  Subsequent to June 30, 2009, Oritani obtained title to the property securing the $877,000 non-performing loan classified as impaired.  The property is currently being marketed for sale.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008, Provision for Loan Losses.”

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

We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans.  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”) and the New Jersey Department of Banking and Insurance (“the Department”) which can order the establishment of additional general or specific loss allowances.  Such examinations typically occur annually.  Our last examination was as of March 31, 2009 by the FDIC.

The following table shows the aggregate amounts of our classified assets at the date indicated for both residential real estate and non-residential real estate loans.  The amount of assets classified as “substandard” in the table includes nine commercial real estate loans at June 30, 2009, three residential and four commercial real estate loans at June 30, 2008 and two commercial real estate loans at June 30, 2007.

	At June 30, 2009	At June 30, 2008	At June 30, 2007
		(In thousands)

Residential Real Estate (1):
Special mention assets	$197	$—	$—
Substandard assets	—	85	—
Doubtful assets	—	—	—
Total residential real estate	197	85	—

All Other Loans:
Special mention assets	23,967	21,722	9,790
Substandard assets	55,811	14,375	238
Total all other loans	79,778	36,097	10,028

Total classified assets	$79,975	$36,182	$10,028
Allowance allocated to total classified assets	$5,118	$2,149	$317
___________________
(1)      Includes one- to four-family loans and second mortgage and equity loans.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.  The increases in Special Mention and Substandard assets is primarily due to increased delinquent, nonaccrual and impaired loans.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008, Provision for Loan Losses.”

Impaired Loans.  The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans.  Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value. For classification purposes, impaired loans are typically classified as substandard. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.

Potential Problem Loans.  Although we believe that substantially all risk elements at June 30, 2009 have been disclosed in the categories presented above, it is possible that for a variety of reasons, including economic conditions, certain borrowers may be unable to comply with the contractual repayment terms on certain real estate and commercial loans. As part of the analysis of the loan portfolio, management determined that there were approximately $14.0 million in potential problem loans at June 30, 2009.  There is one large loan in the 60-89 day past due total at June 30, 2009.  Subsequent to June 30, 2009, the delinquency of this loan exceeded 90 days and it was placed on non-accrual status. This is a $14.0 million loan secured by a commercial property in Hudson County, New Jersey.  The borrower has experienced cash flow difficulties.  Foreclosure proceedings have commenced although Oritani is in negotiations with the borrower regarding potential resolution.  It is presently unknown whether these negotiations will be successful, or whether continued pursuit of legal remedies will be necessary.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies-Allowance for Loan Losses.”  The allowance for loan losses as of June 30, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the FDIC, OTS, and the Department has authority to periodically review our allowance for loan losses.  Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$13,532	$8,882	$7,672	$6,172	$5,372

Charge-offs:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily and commercial real estate	260	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	2,250	—	—	—	—
Other loans	222	—	—	—	—
Total charge-offs	2,732	—	—	—	—
Recoveries:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily and commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total recoveries	—	—	—	—	—
Net (charge-offs) recoveries	(2,732)	—	—	—	—
Provision for loan losses	9,880	4,650	1,210	1,500	800

Balance at end of year	$20,680	$13,532	$8,882	$7,672	$6,172

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.23%	—%	—%	—%	—%
Allowance for loan losses to total loans at end of period	1.59%	1.32%	1.15%	1.18%	1.23%

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

	At June 30,
	2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

First mortgage loan balances:
Conventional	$1,012	20.4%	$845	21.8%	$709	24.6%
Multifamily and commercial real estate	12,595	64.6	8,095	58.4	6,143	58.7
Second mortgage and equity loans	274	4.2	299	5.8	326	8.5
Construction and land loans	5,791	10.0	3,883	13.5	979	8.1
Other loans	268	0.8	92	0.5	15	0.1
Unallocated	740	—	318	—	710	—

Total	$20,680	100.0%	$13,532	100.0%	$8,882	100.0%

	At June 30,
	2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

First mortgage loan balances:
Conventional	$749	25.3%	$684	29.3%
Multifamily and commercial real estate	4,834	58.1	3,557	54.1
Second mortgage and equity loans	312	10.2	512	11.1
Construction and land loans	758	5.9	475	4.9
Other loans	57	0.5	37	0.5
Unallocated	962	—	907	—

Total	$7,672	100.0%	$6,172	100.0%

The increase in the allowance for loan losses, and related provision, is primarily due to the large increases in delinquent and impaired loans at June 30, 2009, versus June 30, 2008.  Such loans are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, the continued increase in the multi-family and commercial real estate loan portfolio was also a factor.  These types of loans inherently contain more credit risk than one- to four family residential loans.  Although we had some experience in this type of lending prior to this significant growth, the increased volume of such originations during the last six years heightens the credit risk associated with this portion of the loan portfolio.  Therefore, in order to adequately establish the allowance at levels sufficient to absorb probable and estimable losses in the loan portfolio, we focus on the ratio of the allowance to total loans as well as other measurement factors.  This analysis incorporates our review of various sources of industry data relating to the allowance for loan losses, including peer group reviews.  Due to the continued focus on this type of lending, we have increased the allowance for loan losses, and related provision, during periods of significant multi-family and commercial loan growth.

Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our Chief Financial Officer, President and Asset/Liability Committee have increasing authority to purchase various types of investments; all individual investment purchases in excess of $20.0 million and all daily purchases in excess of $30 million must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

The investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank’s overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation.  The investment policy provides that Oritani Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, and other conservative investment opportunities.  Typical investments are currently in U.S. agency securities and government sponsored mortgage-backed securities.

Our investment portfolio at June 30, 2009, consisted of $134.9 million in federal agency obligations, a $5.7 million investment in a mutual fund, $2.2 million of corporate debt instruments and $1.8 million in equity securities.  We also invest in mortgage-backed securities, most of which are guaranteed by government sponsored enterprises.  At June 30, 2009, our mortgage-backed securities portfolio totaled $247.4 million, or 12.9% of total assets, and consisted of $191.4 million in fixed-rate securities and $56.0 million in adjustable-rate securities, primarily guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations.  At June 30, 2009, our U.S. Government and federal agency securities portfolio totaled $134.9 million, all of which was classified as available for sale.

Corporate Bonds.  At June 30, 2009, our corporate bond portfolio totaled $2.2 million, which consisted of one security, rated BBB- and was classified as available for sale.  The industry represented by our corporate bond issuer was financial.  Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.

Mutual Funds.  At June 30, 2009, our mutual fund portfolio totaled $5.7 million, or 0.3% of our total assets, all of which were classified as available for sale.  The portfolio consisted of an investment in a mutual fund that holds adjustable-rate mortgage loans and similar securities.  During fiscal 2009, the portfolio was deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $1.7 million for the year ended June 30, 2009.

Equity Securities.  At June 30, 2009, our equity securities portfolio totaled $1.8 million, or 0.1% of our total assets, all of which were classified as available for sale.  The portfolio consists of financial industry common stock.  During fiscal 2009, several of these holdings were deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $399,000.  Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations.  Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.

Mortgage-Backed Securities.  We purchase mortgage-backed securities primarily insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.   We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase.

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

At June 30, 2009, our mortgage-backed securities totaled $247.4 million or 12.9%, of total assets and 13.6% of interest earning assets.  At June 30, 2009, 22.6% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 77.4% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 4.43% at June 30, 2009.  The estimated fair value of our mortgage-backed securities at June 30, 2009 was $249.0 million, which is $5.1 million more than the amortized cost of $243.9 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae except for one AAA rated private label CMO with an amortized cost of $1.0 million and a fair value of $860,000.  The security was issued in 2003 and is performing in accordance with contractual terms.

Securities Portfolios.  The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

United States Government and federal agency obligations	$—	$—	$—	$—	$5,415	$5,347
Mortgage-backed securities:
Freddie Mac	18,783	19,063	25,082	24,902	31,365	30,329
Ginnie Mae	5,161	5,157	6,055	6,040	8,895	8,907
Fannie Mae	31,329	31,943	42,066	42,094	58,479	57,314
Collateralized mortgage obligations	63,544	64,218	90,747	89,636	118,667	113,955

Total securities held to maturity	$118,817	$120,381	$163,950	$162,672	$222,821	$215,582

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

United States Government and federal agency obligations	$134,754	$134,837	$10,000	$9,865	$25,000	$25,007
Corporate bonds	2,000	2,156	2,000	2,184	2,000	2,024
Mutual funds	5,636	5,676	7,782	7,782	8,429	8,412
Equity securities	1,965	1,750	2,364	2,454	—	—
Mortgage-backed securities:
Freddie Mac	26,979	27,875	28,672	28,837	1,363	1,363
Fannie Mae	27,023	27,911	31,084	30,895	5,891	5,918
Ginnie Mae	2,537	2,557	3,134	3,143	4,502	4,548
Collateralized mortgage obligations	68,571	70,260	85,351	86,334	27,024	26,964

Total securities available for sale	$269,465	$273,022	$170,387	$171,494	$74,209	$74,236

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at June 30, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:
Freddie Mac	$3,137	3.50%	$4,356	4.17%	$314	4.50%	$10,976	4.16%	$18,783	$19,063	4.06%
Ginnie Mae	—	—	—	—	11	4.13	5,150	3.89	5,161	5,157	3.90
Fannie Mae	—	—	300	5.50	—	—	31,029	4.13	31,329	31,943	4.15
Collateralized mortgage obligations	―	—	3,530	3.97	41,173	3.90	18,841	4.27	63,544	64,218	4.01

Total securities held to maturity	$3,137	3.50%	$8,186	4.13%	$41,498	3.90%	$65,996	4.16%	$118,817	$120,381	4.05%

United States Government and federal agency obligations	$—	—%	$109,754	2.82%	$25,000	4.12%	$—	—%	$134,754	$134,837	3.06%
Corporate bonds	—	—	2,000	8.09	—	—	—	—	2,000	2,156	8.09
Mutual funds	5,636	4.49	—	—	—	—	—	—	5,636	5,676	4.49
Equity securities	1,965	—	—	—	—	—	—	—	1,965	1,750	—
Mortgage-backed securities:		—
Freddie Mac	3,931	3.50	6,809	4.47	4,154	5.00	12,085	4.63	26,979	27,875	4.48
Fannie Mae	—	—	—	—	10,181	4.70	16,842	4.83	27,023	27,911	4.78
Ginnie Mae	—	—	—	—	—	—	2,537	4.39	2,537	2,557	4.39
Collateralized mortgage obligations	―	—	―	—	36,799	4.58	31,772	5.36	68,571	70,260	4.94

Total securities available for sale	$11,532	3.39%	$118,563	3.00%	$76,134	4.47%	$63,236	5.04%	$269,465	$273,022	3.91%

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

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition.  The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand while managing interest rate risk and minimizing interest expense.  At June 30, 2009, $691.2 million, or 61.3% of our deposit accounts were time deposits, of which $601.3 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,			At June 30,
	2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
NOW accounts	$88,759	7.87%	0.90%	$73,949	10.58%	0.89%
Money market deposit accounts	199,965	17.73	2.07	57,117	8.17	2.92
Savings accounts	147,669	13.10	1.04	149,062	21.33	1.35
Time deposits	691,237	61.30	2.84	418,804	59.92	3.84

Total deposits	$1,127,630	100.00%	2.32%	$698,932	100.00%	2.92%

	At June 30,
	2007
	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
NOW accounts	$75,510	10.85%	1.12%
Money market deposit accounts	41,029	5.90	4.00
Savings accounts	156,670	22.52	1.56
Time deposits	422,548	60.73	4.75

Total deposits	$695,757	100.00%	3.59%

As of June 30, 2009, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $234.9 million.  The following table sets forth the maturity of those deposits as of June 30, 2009.

At June 30, 2009
(In thousands)

Three months or less	$51,502
Over three months through six months	70,126
Over six months through one year	86,389
Over one year to three years	25,184
Over three years	1,712

Total	$234,913

Borrowings.  Our borrowings primarily consist of advances from the FHLB of New York.  As of June 30, 2009, we had total borrowings in the amount of $509.0 million, which represented 30.5% of total liabilities, with an estimated weighted average maturity of 6.0 years and a weighted average rate of 3.96%.  The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity.  If this were to occur, our weighted average maturity would decrease.  At June 30, 2009, advances from the FHLB constituted 99.9% of borrowings.  At June 30, 2009, borrowings are secured by mortgage-backed securities and investment securities with a book value of $302.8 million and performing mortgage loans with an outstanding balance of $841.4 million.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$508,991	$433,672	$196,661
Average balance during period	$505,599	$310,231	$210,598
Maximum outstanding at any month end	$544,238	$433,672	$233,797
Weighted average interest rate at end of period	3.96%	4.00%	4.17%
Average interest rate during period	4.00%	4.30%	4.34%

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC.  Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below.  In addition, at June 30, 2009, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $37.4 million on 12 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest.  All such loans are performing in accordance with their terms.

During the year ended June 30, 2009, the Company invested in two new joint venture projects.  An additional project commenced in July 2009.  All of the new projects were made through Oritani LLC.  The Company will continue to opportunistically invest in real estate investments and joint venture projects.

Oritani Bank has the following subsidiaries:  Ormon LLC and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.

Oritani Asset Corporation is a real estate investment trust formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank.  Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity.  At June 30, 2009, Oritani Asset Corporation had $363.5 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures.  Detailed below is a summary of these various investments by subsidiary and by type.

Ormon LLC is a wholly-owned subsidiary of Oritani Bank.  Ormon LLC maintains the following investments in real estate and joint ventures:

Investments in Real Estate

Park Lane Associates - Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates.  Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey.  Our initial investment was made in March 1980.  For the year ended June 30, 2009, we recognized net income of $396,000 on this investment and received cash distributions of $321,000 during this period.  At June 30, 2009, we had a loan to Park Lane Associates totaling $1.9 million.

Park View Apartments - Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments.  Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania.  We initially invested in Park View in December 1986.  For the year ended June 30, 2009, we recognized net income of $82,000 on its investment in Park View and received cash distributions of $39,000 during this period.  At June 30, 2009, we had a loan to Park View Apartments totaling $1.3 million.

Winstead Village - Ormon LLC maintains a 50% undivided ownership interest in Winstead Village.  Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey.  We initially invested in Winstead in December 1986.  For the year ended June 30, 2009 we recognized net income of $50,000 on its investment and also received cash distributions of $67,000 during that period.  At June 30, 2009, we had a loan to Winstead Village totaling $836,000.

Parkway East - Ormon LLC maintains a 50% undivided ownership interest in Parkway East.  Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey.  We initially invested in Parkway East in July 1981.  For the year ended June 30, 2009, we recognized net income of $92,000 on its investment in Parkway East and received cash distributions of $94,000 during this period.  We have no loan to this entity.

Marine View Apartments - Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments.  Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey.  We initially invested in Marine View in October 1993.  For the year ended June 30, 2009 we recognized net income of $219,000 on its investment in Marine View and received cash distributions of $203,000 over that period.  We have no loans to this entity.

Ormon LLC also wholly owns two properties that are held and operated for investment purposes.  These two properties are described below:

•
A 19-unit office building located in Hillsdale, New Jersey.  We recognized net loss of $2,000 for the year ended June 30, 2009 from the operation of this property.  This property was subsequently sold in August 2009 with a recognized net gain.

•
A 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey.  We recognized net income of $457,000 for the year ended June 30, 2009 from the operation of this property.

During the fourth quarter of the fiscal year ending June 30, 2008, Ormon LLC sold an 18-unit apartment complex located in Englewood, New Jersey and recognized a net gain of $1.1 million.  Proceeds from the sale of the property were $1.2 million.  The property had a net book value of $63,000.

Investments in Joint Ventures

Oaklyn Associates - Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey.  We initially invested in this joint venture in February 1978.  For the year ended June 30, 2009, we recognized net income of $67,000 on this investment and received cash distributions of $42,000 over that period.  At June 30, 2009, we had a loan to Oaklyn Associates totaling $892,000.

Madison Associates - Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey.  We initially invested in this joint venture in January 1989.  For the year ended June 30, 2009, we recognized net income of $77,000 on this investment and received cash distribution of $80,000 over that period.  We have no loans to this entity.

Brighton Court Associates - Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania.  We initially invested in Brighton Court in July 1996.  For the year ended June 30, 2009, we recognized a net income of $9,000 on this investment and received cash distributions totaling $37,000 over that period.  At June 30, 2009, our loans to Brighton Court Associates totaled $1.5 million.

Plaza 23 Associates - Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey.  We initially invested in Plaza 23 Associates in October 1983.  For the year ended June 30, 2009, we recognized net income of $816,000 related to this investment and received cash distributions of $1.1 million during that period.  We have no loans to Plaza 23 Associates but have an $8.4 million loan to its partner in this joint venture, Plains Plaza Ltd.  Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.

Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp.  The primary business of Oritani, LLC is real estate investments.

Investments in Real Estate

2733 Kinderkamack Realty, LLC – 2733 Kinderkamack Realty, LLC is a wholly owned property located in Emerson, NJ.  The Company received approval for development of this parcel of land as a de novo branch location.  The construction was completed and the property was subsequently transferred to office properties and equipment in the October of 2008.

Investments in Joint Ventures

Ridge Manor Associates - Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey.  We initially invested in Ridge Manor Associates in May 2004.  For the year ended June 30, 2009, we recognized net income of $11,000 related to this investment, and also received cash distributions of $24,000 during that period.  At June 30, 2009, we had a loan to this entity that totaled $4.4 million.

Van Buren Apartments - Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey.  We initially invested in Van Buren in March 2002.  For the year ended June 30, 2009, we recognized a net income on this investment of $37,000 and received cash distributions of $49,000 during that period.  At June 30, 2009, we had a loan to Van Buren Apartments that totaled $2.3 million.

10 Landing Lane - 10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey.  We initially invested in 10 Landing Lane in August 1998.  For the year ended June 30, 2009, we recognized net income of $204,000 related to this investment and received cash distributions of $62,000 during that period.  We have no loans to this entity.

FAO Hasbrouck Heights - FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey.  We initially invested in FAO Hasbrouck Heights in November 2005.  For the year ended June 30, 2009, we recognized a net loss of $55,000 related to this investment and received cash distributions of $365,000 over that period.  At June 30, 2009, we had a loan to FAO Hasbrouck Heights that totaled $7.8 million.

FAO Terrace Associates- FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey.  We initially invested in FAO Terrace Associates in January 2009.  For the year ended June 30, 2009, we recognized a net income of $7,000 related to this investment and received cash distributions of $28,000 over that period.  At June 30, 2009, we had a loan to FAO Terrace Associates that totaled $2.6 million.

FAO Gardens Associates- FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey.  We initially invested in FAO Garden Associates in February 2009.  For the year ended June 30, 2009, we recognized a net income of $1,000 related to this investment and received cash distributions of $18,000 over that period.  At June 30, 2009, we had a loan to FAO Garden Associates that totaled $2.6 million.

Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp.  The primary business of Hampshire Financial is real estate investments.

Investments in Joint Ventures

Hampshire Realty - Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania.  We initially invested in Hampshire in June 2002.  For the year ended June 30, 2009, we recognized a net loss of $49,000 related to this investment and received cash distributions of $6,000 over that period.  At June 30, 2009, we had a loan to Hampshire that totaled $3.0 million.

The following table presents a summary of our investments in real estate and investments in joint ventures.

	Book	Year Ended June 30, 2009			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2008	(Loss)	Received	Investment	June 30, 2009
	(In thousands)
Real Estate Held For Investment
Ormon, LLC - Undivided Interests in Real Estate
Park Lane	$(503)	$396	$(321)	$-	$(428)
Park View	(482)	82	(39)	-	(439)
Winstead Village	(211)	50	(67)	-	(228)
Parkway East	(332)	92	(94)	-	(334)
Marine View	853	219	(203)	-	869
Ormon, LLC - Wholly Owned Properties
Palisades Park(1)	280	457	-	60	328
Hillsdale(1)	146	(2)	-	2	140
Oritani, LLC - Wholly Owned Properties
Emerson(2)	2,402	-	-	1,288	-
Real Estate Held For Investment Summary
Assets(1)	$3,681	$674	$(203)	$1,350	$1,337
Liabilities	$(1,528)	$620	$(521)	$-	$(1,429)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(228)	$67	$(42)	$-	$(203)
Madison Associates	(20)	77	(80)	-	(23)
Brighton Court Associates	169	9	(37)	-	141
Plaza 23 Associates	3,650	816	(1,137)	-	3,329
Oritani, LLC
Ridge Manor Associates	537	11	(24)	30	554
Van Buren Apartments	179	37	(49)	-	167
10 Landing Lane	(124)	204	(62)	-	18
FAO Hasbrouck Heights	856	(55)	(365)	-	436
FAO Terrace Associates	-	7	(28)	600	579
FAO Gardens	-	1	(18)	460	443
Hampshire Financial
Hampshire Realty	173	(49)	(6)	-	118
Investments in Joint Ventures Summary
Assets	$5,564	$777	$(1,664)	$1,090	$5,767
Liabilities	$(372)	$348	$(184)	$-	$(208)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.
(2)	Transferred to Office, property and equipment

Personnel

As of June 30, 2009, we had 143 full-time employees and 56 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank, such as Oritani Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”).  Such an election results in the savings bank’s holding company being regulated as savings and loan holding companies by the OTS rather than as bank holding company regulated by the Board of Governors of the Federal Reserve System.  At the time of its reorganization into a holding company structure, Oritani Bank elected to be treated as a savings association under the applicable provisions of the HOLA.  Accordingly, Oritani Financial Corp. and Oritani Financial Corp., MHC are savings and loan holding companies and are required to file certain reports with, and are subject to examination by, and otherwise must comply with the rules and regulations of, the OTS.  Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC.  Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the Department (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator.  Oritani Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.  The Commissioner and the FDIC conduct periodic examinations to assess Oritani Bank’s compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Any change in these laws or regulations, whether by the Department, the FDIC, the OTS or the U.S. Congress, could have a material adverse impact on Oritani Financial Corp., Oritani Bank and their operations.

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

Examination and Enforcement.  The Department may examine Oritani Bank whenever it deems an examination advisable.  The Department examines Oritani Bank at least every two years.  The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy.  Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.  Institutions with significant interest rate risk may be required to hold additional capital.  According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2009:

	As of June 30, 2009
	Capital	Percent of Assets(1)
	(Dollars in thousands)

Core capital	$193,248	10.59%
Tier 1 risk-based capital	193,248	14.57
Total risk-based capital	209,882	15.83

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets.  In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2009, Oritani Bank was considered “well capitalized” under FDIC guidelines.

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

Insurance of Deposit Accounts.  Oritani Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at Oritani Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) are fully insured regardless of the dollar amount until June 30, 2010.  Oritani Bank has opted to participate in the FDIC’s TLG Program.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  The special assessment will be collected on September 30, 2009.  An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain.  Our total expense for the special assessment was $846,000 as of June 30, 2009.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $928,000 for the year ended June 30, 2009 and $92,000 for the year ended June 30, 2008.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF.  The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution.  The Bank received a $2.8 million One-Time Assessment Credit, all of which was used to offset substantially all of our deposit insurance assessment, excluding the FICO payments, for the period from January 1, 2007 through March 31, 2009.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s TLG program.  The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system.  Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until June 30, 2010.  The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

Federal Home Loan Bank System.  Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater.  As of June 30, 2009, Oritani Bank was in compliance with this requirement.

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

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities.  Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•
The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Oritani Financial Corp., MHC and Oritani Financial Corp. are non-diversified savings and loan holding companies within the meaning of the HOLA.  As such, Oritani Financial Corp., MHC and Oritani Financial Corp. are registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has enforcement authority over Oritani Financial Corp. and Oritani Financial Corp., MHC, and their subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Oritani Financial Corp. and Oritani Financial Corp., MHC are generally not subject to state business organization laws.

Permitted Activities.  Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Oritani Financial Corp. may engage in the following activities:

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

The HOLA prohibits a savings and loan holding company, including Oritani Financial Corp. and Oritani Financial Corp., MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Oritani Financial Corp., MHC.  OTS regulations require Oritani Financial Corp., MHC to notify the OTS of any proposed waiver of its receipt of dividends from Oritani Financial Corp.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings association; and

(ii)	the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Oritani Financial Corp., MHC, applied for, and was granted, permission from the OTS to waive the dividend paid by Oritani Financial Corp. on July 24, 2009.  We anticipate that Oritani Financial Corp., MHC will waive any additional dividends paid by Oritani Financial Corp.  Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Oritani Financial Corp., MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Oritani Financial Corp., MHC converts to stock form.

Conversion of Oritani Financial Corp., MHC to Stock Form.  OTS regulations permit Oritani Financial Corp., MHC to convert from the mutual form of organization to the capital stock form of organization.  There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction.  In a conversion transaction a new stock holding company would be formed as the successor to Oritani Financial Corp., Oritani Financial Corp., MHC’s corporate existence would end, and certain depositors of Oritani Bank would receive the right to subscribe for additional shares of the new holding company.  In a conversion transaction, each share of common stock held by stockholders other than Oritani Financial Corp., MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that stockholders other than Oritani Financial Corp., MHC own the same percentage of common stock in the new holding company as they owned in Oritani Financial Corp. immediately prior to the conversion transaction, subject to adjustment for any assets held by Oritani Financial Corp., MHC.

Qualified Thrift Lender Test.  In order for Oritani Financial Corp. and Oritani Financial Corp., MHC to continue to be regulated as savings and loan holding companies by the OTS (rather than as a bank holding companies by the Board of Governors of the Federal Reserve System), Oritani Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code.  Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period.  Oritani Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.  Oritani Financial Corp is required to report under Section 404 of the Sarbanes-Oxley Act and has reported that it complies with such in all material respects.

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

At June 30, 2009, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryforwards.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2009, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2009, the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $265.6 million.  Unrealized net gains on these available for sale securities totaled approximately $3.7 million at June 30, 2009 and are reported as a separate component of stockholders’ equity.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

In addition, many of our FHLB of New York advances are callable, often five years from the date of issuance.  To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2009, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $70.9 million, or 29.7%, decrease in net portfolio value.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Our Continued Emphasis On Multi-Family, and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on multi-family, and commercial real estate lending.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2009, $839.7 million, or 64.6%, of our total loan portfolio consisted of multi-family loans and commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans.  Loans secured by multi-family and commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on multi-family and commercial real estate loans, our holding period for the collateral typically is longer than one-to four- family residential mortgage loans because there a fewer potential purchasers of the collateral.

The largest commercial real estate loan in our portfolio at June 30, 2009 was a $21.0 million loan secured by a shopping mall located in Ocean County, New Jersey.  Our largest commercial real estate relationship consisted of properties located mainly in our primary market area with a real estate investor.  The aggregate outstanding loan balance for this relationship is $40.9 million.  As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have recently been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.  Our increased level of delinquent and nonaccrual loans increase the possibility that this could occur.  While our allowance for loan losses was 1.59% of total loans at June 30, 2009, material additions to our allowance could materially decrease our net income.

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

Our Direct Investments in Real Estate May Be Riskier than More Traditional Real Estate Loans.

Oritani Financial Corp. and Oritani Bank each have formed companies that have invested directly in real estate.  While these investments have provided us net income during the course of these investments, they are direct investments and represent a greater risk than loans.  With loans, the borrower has an investment interest in the property that partially insulates the loan from the negative consequences of decreases in the property’s value.  There is no such protection with a direct real estate investment.  Any decline in performance of these investments may have an adverse effect on our net income.  As detailed in “Business of Oritani Financial Corp.-Subsidiary Activities and Joint Venture Information”, we have increased our investments in these types of assets.

Current Market and Economics Conditions May Significantly Affect Our Operations and Financial Condition.

Recent negative developments in the national and global credit markets have resulted in uncertainty in the financial markets and downturn in general economic conditions, including increased levels of unemployment. The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Indications of the deterioration of the value of real estate collateral have been evidenced on a national level as well as in our Market Area. These developments could have a significant negative effect on our borrowers and the values of underlying collateral securing loans, which could negatively affect our financial performance.  Housing market conditions in the New York metro area, where most of our lending activity occurs, have deteriorated as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market.  The S&P/Case-Shiller Home Price Indices, the leading measure of U.S. home prices, showed that the price of existing single family homes in the New York metro area as June, 2009, suffered a 12.0% decline versus the prior year.  RealtyTrac, a leading online marketplace for foreclosure properties, noted in its 2008 U.S. Foreclosure Market Report that New Jersey foreclosures in 2008 had increased 101.2% from 2007, and that the overall foreclosure rate in New Jersey for 2008 was 1.80%.  Foreclosure filings, in New Jersey in the first six months of 2009, increased 31.6% compared to the first half of 2008.  Weakening economic conditions in the residential and commercial real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Total non-performing assets increased from $14.2 million at June 30, 2008 to $52.5 at June 30, 2009, and total non-performing loans as a percentage of total assets increased to 2.74% at June 30, 2009 as compared to 0.98% at June 30, 2008.  If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.  The Company would have recognized an additional $3.7 million in interest income during the year ended June 30, 2009 had non-performing loans performed in accordance with the original terms.

Our FDIC Premium Could Be Substantially Higher In The Future Which Would Have An Adverse Effect On Our Future Earnings .

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment is payable on September 30, 2009.  We recorded an expense of $846,000 during the quarter ended June 30, 2009, to reflect the special assessment.  The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero.  The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain.  Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.  In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings Could Decrease.

We own common stock of the Federal Home Loan Bank of New York (FHLB-NY).  We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program.  The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2009 was $25.5 million based on its par value.  There is no market for our FHLB-NY common stock.

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

Our Inability to Achieve Profitability on New Branches May Negatively Affect Our Earnings.

We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching.  The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches.  We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence.  During this period, the expense of operating these branches may negatively affect our net income.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense.  In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Oritani Financial Corp - Competition.”

Oritani Financial Corp, MHC Exercises Voting Control Over Oritani Financial Corp.; Public Stockholders Own a Minority Interest.

Oritani Financial Corp., MHC owns a majority of Oritani Financial Corp.’s common stock and, through its Board of Directors, exercises voting control over the outcome of all matters put to a vote of stockholders (including the election of directors), except for matters that require a vote greater than a majority.  Public stockholders own a minority of the outstanding shares of Oritani Financial Corp.’s common stock.  The same directors and officers who manage Oritani Financial Corp. and Oritani Bank also manage Oritani Financial Corp., MHC.  In addition, regulatory restrictions applicable to Oritani Financial Corp., MHC prohibit the sale of Oritani Financial Corp. unless the mutual holding company first undertakes a second-step conversion.

We Operate in a Highly Regulated Industry, Which Limits the Manner and Scope of Our Business Activities.

We are subject to extensive supervision, regulation and examination by the New Jersey Department of Banking and by the FDIC.  As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing.  This regulatory structure is designed primarily for the protection of the DIF and our depositors, and not to benefit our stockholders.  This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  In addition, we must comply with significant anti-money laundering and anti-terrorism laws.  Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

A Legislative Proposal Has Been Introduced That Would Require Oritani Financial Corp., MHC and the Company to Become Bank Holding Companies.

The U.S. Treasury Department recently released a legislative proposal that would implement sweeping changes to the current bank regulatory structure.  The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge the Office of Thrift Supervision (the current primary federal regulator of Oritani Financial Corp., MHC and the Company) as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator.

If this proposal is implemented, Oritani Financial Corp., MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision.  The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations.  One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries.  While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized.  Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Oritani Financial Corp., MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on our ability to pay dividends and, consequently, the value of our common stock.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

At June 30, 2009, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 20 full service branch offices located in Bergen and Union Counties, New Jersey.  The aggregate net book value of premises and equipment was $13.8 million at June 30, 2009.  During fiscal 2008, the Company purchased land in Bergenfield, NJ to construct a de novo branch location that is expected to open in 2010 and entered into a contract to lease premises in Jersey City, NJ, for the purpose of a de novo branch location which opened in October 2008.  During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor.  The asset was transferred in December, 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property.  The Company leased back a portion of the premises and provided the buyer with non recourse financing.  In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time.  During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction.  As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million.  In accordance with this guidance, a $514,000 gain on the sale was recognized.

ITEM 3.                 LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. The approximate number of holders of record of Oritani Financial Corp.’s common stock as of September 9, 2009 was 1,386.  Certain shares of Oritani Financial Corp. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated.  Oritani Financial Corp. began trading on the Nasdaq Global Market on January 24, 2007.  Accordingly, no information prior to this date is available. The following information was provided by the Nasdaq Stock Market.

	Fiscal 2009			Fiscal 2008
	High	Low	Dividends	High	Low	Dividends
First Quarter	$20.12	$15.50	$—	$15.93	$12.55	$—
Second Quarter	17.33	13.25	—	17.23	12.17	—
Third Quarter	17.04	9.56	—	15.25	10.78	—
Fourth Quarter	15.10	12.73	0.05	17.15	14.87	—

On June 25, 2009, the Board of Directors declared a quarterly cash dividend of $.05 per common share, which was paid on July 24, 2009, to common stockholders of record as of the close of business on July 10, 2009.  The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to maintain a regular cash dividend in the future, subject to capital requirements, financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.  No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $15.97 per share on such date), through June 30, 2009, (b) the cumulative total return of the SNL Thrift MHC Index over such period, and, (c) the cumulative total return on stocks included in the S&P 500 Index over such period.  The initial offering price of Oritani Financial Corp. common stock was $10.00 per share and the first trading day increase in the value of the stock is not reflected in the graph.  Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

*Source: SNL Financial LC, Charlottesville, VA

The following table reports information regarding repurchases of our common stock during the fourth quarter of fiscal year 2009 and the stock repurchase plan approved the Company’s Board of Directors:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (1)
April 1, 2009 through April 30, 2009	73,200	$14.06	73,200	873,528
May 1, 2009 through May 31, 2009	90,037	$14.04	90,037	783,491
June 1, 2009 through June 30, 2009	94,700	$13.82	94,700	688,791

(1)
On March 18, 2009, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 967,828 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 18, 2009.  This program has no expiration date and has 688,791 shares yet to be purchased as of June 30, 2009.

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

	At June 30,
	2009	2008	2007	2006	2005

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,913,521	$1,443,294	$1,194,443	$1,031,421	$1,051,702
Loans, net	1,278,623	1,007,077	758,542	643,064	493,554
Securities available for sale, at market value	144,419	22,285	35,443	10,499	60,924
Securities held to maturity			5,415	13,415	25,500
Mortgage-backed securities held to maturity	118,817	163,950	217,406	274,695	372,104
Mortgage-backed securities available for sale, at market value	128,603	149,209	38,793	17,426	25,659
Bank owned life insurance	29,385	26,425	25,365	24,381	18,988
Federal Home Loan Bank of New York stock, at cost	25,549	21,547	10,619	9,367	9,088
Accrued interest receivable	7,967	5,646	4,973	3,910	3,405
Investments in real estate joint ventures, net	5,767	5,564	6,200	6,233	5,438
Real estate held for investment	1,338	3,681	2,492	2,223	1,425
Deposits	1,127,630	698,932	695,757	688,646	702,980
Borrowings	508,991	433,672	196,661	169,780	182,129
Stockholders’ equity	240,098	278,975	272,570	150,135	141,796

Selected Operating Data:
Interest income	$88,429	$71,591	$63,349	$51,276	$46,439
Interest expense	44,500	37,208	32,829	23,522	18,349
Net interest income	43,929	34,383	30,520	27,754	28,090

Provision for loan losses	9,880	4,650	1,210	1,500	800
Net interest income after provision for loan losses	34,049	29,733	29,310	26,254	27,290
Other income	2,780	4,936	5,309	4,560	1,663
Other expense	27,257	19,491	25,249	17,524	14,800

Income before income tax expense	9,572	15,178	9,370	13,290	14,153
Income tax expense (benefit)	4,020	6,218	(1,664)	4,827	5,193
Net income	$5,552	$8,960	$11,034	$8,463	$8,960

	At or For the Years Ended June 30,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.33%	0.68%	0.94%	0.81%	0.86%
Return on equity (ratio of net income to average equity)	2.20%	3.21%	5.48%	5.77%	6.51%
Average interest rate spread (1)	2.36%	2.06%	2.23%	2.42%	2.54%
Net interest margin (2)	2.77%	2.77%	2.73%	2.77%	2.80%
Efficiency ratio (3)	58.35%	49.59%	70.47%	54.23%	49.74%
Non-interest expense to average total assets	1.63%	1.49%	2.14%	1.68%	1.43%
Average interest-earning assets to average interest-bearing liabilities	114.47%	123.59%	117.00%	115.05%	114.42%

Asset Quality Ratios:
Non-performing assets to total assets	2.74%	0.98%	—%	0.04%	0.02%
Non-performing loans to total loans	4.03%	1.39%	—%	0.07%	0.04%
Allowance for loan losses to total loans	1.59%	1.32%	1.15%	1.18%	1.23%

Capital Ratios:
Total capital (to risk-weighted assets)	19.15%	27.78%	34.87%	26.98%	30.80%
Tier I capital (to risk-weighted assets)	17.90%	26.53%	33.77%	25.73%	29.55%
Tier I capital (to average assets)	14.31%	19.71%	23.10%	14.39%	13.62%

Other Data:
Number of full service offices	21	19	19	19	21
Full time equivalent employees	174	155	144	143	138

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.  We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are discussed below:

Continuing to focus on multi-family, and commercial real estate lending.  Our primary business focus over the past several years has been the origination of multi-family, commercial real estate, and construction loans.  Although construction lending has been curtailed due to current market and economic conditions, we have focused on this type of lending because the interest rates earned for such loans are higher than the prevailing rates for residential loans, resulting in greater interest income potential.  We are also able to generate significantly higher fee income on such loans.  In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans.  We generally incorporate one or more of the following features into our terms for multi-family and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to treasury rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years.  Fixed-rate self-amortizing loans are generally only offered for loan amounts of $2.0 million or less.  While we have expanded our involvement in these loans over the past few years, we have been involved in multi-family lending for over thirty years.  Over the past six years, we have assembled a department exclusively devoted to the origination and administration of multi-family and commercial real estate loans.  There are presently seven loan officers in the department as well as support staff.  While our actual origination volume will depend upon market conditions, we intend to continue our emphasis on multi-family and commercial real estate loans.  Management is currently applying stricter underwriting guidelines to these loans, particularity commercial real estate.  These factors will also impact origination volume.

Reduce Problem Assets.  While considered more of a focus than a strategy, management’s primary objective for the 2010 fiscal year is to reduce our level of problem assets.  Management’s focus is to secure a method to dispose of the assets, and to maximize the economic return, considering the current environment, upon the disposal.  While no assurances can be provided regarding results, management will focus a significant amount of its time on the resolution of problem assets.

Maintain and increase core deposits.  We have recently experienced a period of unprecedented deposit growth.  Much of the increase came in the areas of Certificates of Deposit and Money Market accounts.  Our focus for 2010 will be to build upon this success.  A portion of our 2009 growth was driven by the interest rates we offered on our deposit products.  In addition to continuing to attract new customers to the Bank in 2010, we will also focus on cross-selling core accounts to customers who have limited deposit services with the Bank.  Such strategy will make deposit retention less dependent on attractive interest rates.

In October, 2009, the Bank opened two de novo branches.  These branches had combined deposit totals of $37.8 million at June 30, 2009.  We intend to continue the strategy of opportunistic de novo branching.  We intend to open at least one new branch location in 2010 and will continue to seek additional locations.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  The analysis of the allowance for loan losses has two components: specific and general allocations.  Specific allocations are made for loans that are classified.  Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame.  Delinquency is a key indicator of such issues.  In addition, the Company utilizes the services of an external loan review firm.  The loan review firm reviews a significant portion of new originations and the existing portfolio over the course of the year.  Their scope is determined by the Audit Committee.  This firm prepares quarterly reports that include recommendations for classification.  Their services assist in identifying loans that should be classified prior to delinquency issues.  Management summarizes all problem loans and classifies such loans within the following industry standard categories: Special Mention; Substandard; Doubtful or Loss.  In addition, a classified loan may be considered impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, industry and peer comparisons.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

On a quarterly basis, the Chief Financial Officer reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses.  In this evaluation process, specific loans are analyzed to determine their potential risk of loss.  This process includes all loans, concentrating on non-accrual and classified loans.  Each non-accrual or classified loan is evaluated for potential loss exposure.  Any shortfall results in a charge to the allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available.  This appraised value is then reduced to reflect estimated liquidation expenses.

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

Our allowance for loan losses in recent years reflects probable future losses resulting from the actual growth in our loan portfolio.  We recognize that our overall delinquencies, impaired loans and nonaccrual loans have increased significantly over the past two years.  We believe the ratio of the allowance for loan losses to total loans at June 30, 2009 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  In addition, the FDIC and the Department, as an integral part of their examination process, will periodically review our allowance for loan losses.  Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

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

At the Special Meeting of Stockholders of the Company held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan authorizing the issuance of 2,781,878 shares of Company common stock, of which 1,987,055 were authorized as incentive and non-statutory stock options.  On May 7, 2008, stock options totaling 1,788,349 were granted.  An additional 70,000 options were granted on November 21, 2008.  The accounting uncertainty described above effects the remaining 128,706 options that have not yet been granted.

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total Assets.  Total assets increased $470.2 million, or 32.6%, to $1.914 billion at June 30, 2009, from $1.44 billion at June 30, 2008. Asset growth resulted from growth in loans, cash and securities available for sale (“AFS”), and was primarily funded through increased deposits and borrowings.

Cash And Cash Equivalents. Cash and cash equivalents (which includes fed funds and short term investments) increased $126.5 million to $135.4 million at June 30, 2009, from $8.9 million at June 30, 2008.  The increase is primarily a result of deposit inflows and proceeds from repayments of loans and securities.

Loans, net.  The largest asset increase occurred in loans, net.  Loans, net has been the asset category with the largest annual increase for the past four years.  Loans, net increased $271.5 million, or 27.0%, to $1.28 billion at June 30, 2009, from $1.01 billion at June 30, 2008.  The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans.  Loan originations and purchases totaled $459.3 million for the year ended June 30, 2009.

Securities Available For Sale.  Securities available for sale increased $122.1 million, or 548.1%, to $144.4 million at June 30, 2009, from $22.3 million at June 30, 2008.  The increase was primarily due to purchases of $163.7 million partially offset by maturities and calls.  During fiscal 2009 and 2008, the mutual funds and equity securities portfolio were deemed other-than-temporarily impaired.  The Company recorded a non-cash impairment charge to earnings of $2.0 million and $998,000, for the years ended June 30, 2009 and 2008, respectively.

Mortgage-Backed Securities Held to Maturity.  Mortgage backed securities held to maturity decreased $45.1 million, or 27.5% to $118.8 million at June 30, 2009, from $164.0 million at June 30, 2008.  The decrease was due to prepayments and principal amortization.

Mortgage-Backed Securities Available For Sale.  Mortgage backed securities available for sale decreased $20.6 million, or 13.8%, to $128.6 million at June 30, 2009, from $149.2 million at June 30, 2008.  The decrease was due to prepayments and principal amortization partially offset by purchases.

Federal Home Loan Bank of New York (“FHLB-NY”) stock.  FHLB-NY stock increased $4.0 million, or 18.6% to $25.5 million at June 30, 2009, from $21.5 million at June 30, 2008. Additional purchases of this stock were required due to additional advances obtained from FHLB-NY.

Deposits.  Deposits increased $428.7 million, or 61.3%, to $1.13 billion at June 30, 2009, from $698.9 million at June 30, 2008.  The Bank implemented several initiatives designed to achieve deposit growth.  These initiatives, combined with a favorable environment for deposit growth, greatly contributed to the 2009 results.  Two new branch locations were opened during the year and another one is in development and expected to open in 2010.

Borrowings.  Borrowings increased $75.3 million, or 17.4%, to $509.0 million at June 30, 2009, from $433.7 million at June 30, 2008.  The Company committed to various advances from the FHLB-NY over the period primarily to fund asset growth.

Stockholders’ equity.  Stockholders’ equity decreased $38.9 million, or 13.9%, to $240.1 million at June 30, 2009, from $279.0 million at June 30, 2008 primarily due to treasury stock repurchases.  On March 18, 2009, the Company announced the completion of its third 10% repurchase program as well as the commencement of a fourth (967,828 shares) 10% repurchase program.  As of June 30, 2009, the Company had repurchased a total of 3,577,437 shares at a total cost of $55.9 million and an average cost of $15.63 per share.  Through September 11, 2009, the Company had repurchased a total of 3,648,637 shares at a total cost of $56.8 million and an average cost of $15.59 per share.

Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008

Net Income.  Net income decreased $3.4 million, or 38.0%, to $5.6 million for the year ended June 30, 2009, versus $9.0 million for the corresponding 2008 period.  The items primarily impacting the twelve month period ended June 30, 2009 were provision for loan losses totaling $9.9 million, a pre-tax charge of $2.0 million as a result of an other than temporary impairment in the value of investment securities available for sale, and increased FDIC expense of $1.7 million.  The items primarily impacting the twelve month period ended June 30, 2008 were provision for loan losses totaling $4.7 million, a pre-tax charge of $998,000 as a result of an other than temporary impairment in the value of investment securities available for sale, and a $1.1 million gain on the sale of a Real Estate Held for Investment property.

Total interest income.  For the year ended June 30, 2009, total interest income increased by $16.8 million, or 23.5%, to $88.4 million, from $71.6 million for the year ended June 30, 2008.  The largest increase was in interest on mortgage loans.  Interest on mortgage loans increased by $17.1 million, or 31.1%, to $72.2 million for the year ended June 30, 2009, from $55.1 million for the year ended June 30, 2008.  A critical component of the Company’s strategic plan continues to be sound loan growth.  The average balance of loans, net increased $323.2 million while the yield on the portfolio decreased 31 basis points.  The yield on the portfolio in 2009 was negatively impacted by interest on nonaccrual loans.  On a normalized basis (inclusive of interest in nonaccrual loans), the yield remained stable.  Interest on federal funds sold and short term investments decreased by $1.6 million to $73,000 million for the year ended June 30, 2009, from $1.7 million for the year ended June 30, 2008.  The decrease is related to a $20.3 million decrease in the average balance and a decrease in yield of 347 basis points.  The Federal Open Market Committee has significantly decreased the federal funds target rate over the period.  While the Company seeks to prudently deploy cash inflows as quickly as possible, the significant growth in deposits has increased liquidity above an optimal level.  The Company’s primary asset investment has been loans.  However, for this period, deposit growth outpaced loan growth.  Excess cash flows were initially invested in MBS AFS.  Over the course of the year, as the risk/reward profiles of the investment options changed, and the current and projected cash needs of the Company changed, the primary investment vehicle for the excess cash became securities AFS.  Interest on MBS AFS increased by $2.3 million to $7.0 million for the year ended June 30, 2009, from $4.7 million for the year ended June 30, 2008.  The average balance increased $54.7 million while the yield decreased 34 basis points.  Interest on the other investment related captions of securities HTM, securities AFS and MBS HTM decreased by $972,000, or 9.6%, to $9.2 million for the year ended June 30, 2009, from $10.1 million for the year ended June 30, 2008.   The decrease was primarily due to a decrease in the combined average balance of $10.8 million and a decreased yield.

Interest Expense. Total interest expense increased by $7.3 million, or 19.6%, to $44.5 million for the year ended June 30, 2009, from $37.2 million for the year ended June 30, 2008.  The vast majority of the increase was due to borrowings as interest expense on deposits increased by $397,000 while interest expense on borrowings increased by $6.9 million.  The average balance of deposits increased 27.0% to $880.8 million for the year ended June 30, 2009 from $693.3 million for the year ended June 30, 2008. The cost of deposits decreased to 2.75% for the year ended June 30, 2009 from 3.44% for the year ended June 30, 2008.  The average balance of borrowings increased to $505.6 million for the year ended June 30, 2009 from $310.2 million for the year ended June 30, 2008. The cost of borrowings decreased to 4.00% for the year ended June 30, 2009 from 4.30% for the year ended June 30, 2008.

Net interest income.  Net interest income increased by $9.5 million, or 27.8%, to $43.9 million for the year ended June 30, 2009, from $34.4 million for the year ended June 30, 2008.  The Company’s net interest income and net interest rate spread were both negatively impacted for the year ended June 30, 2009 due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $3.7 million for the year ended June 30, 2009 compared to $521,000 for the year ended June 30, 2008.  The Company’s net interest rate spreads for the years ended June 30, 2009 and June 30, 2008 were 2.36% and 2.06%, respectively.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $9.9 million for the year ended June 30, 2009 as compared to $4.7 million for the year ended June 30, 2008.  The Company charged off a total of $2.7 million in loans during the year ended June 30, 2009 related to losses deemed probable.  There were no recoveries in any of the periods.  The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels.  As in prior periods, loan growth was a component of the provision for loan losses in the 2009 periods.  The delinquency and nonaccrual totals, however, were the primary contributors to the increased level of provision for loan losses

Delinquency information is provided below:

Delinquency Totals (in thousands)
	06/30/09	06/30/08	06/30/07

30 - 59 days past due	$6,727	$27,985	$555
60 - 89 days past due	17,825	18	39
90+ days past due	47,839	13,876	-
Total	$72,391	$41,879	$594

Nonaccrual and total delinquent loan totals have been at an elevated level for the majority of the fiscal year.  The Company has continued its aggressive posture toward delinquent borrowers.  The Company has commenced legal action against virtually all borrowers who are more than 45 days delinquent.  The Company has refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce the Company’s exposure through additional principal payments and/or additional collateral, and agrees to an additional fee if the loan is not paid in full on or before the new maturity date.  The Company realizes that such actions contribute to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.

Nonaccrual loans increased $38.3 million to $52.5 million at June 30, 2009 compared to $14.2 million at June 30, 2008.  A brief summary of the loans that comprise a significant portion of this total follows:

•           Two of these loans are to one borrower and totaled $18.0 million at June 30, 2009.  The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey.  The borrower declared bankruptcy and Oritani has provided debtor in possession financing for the completion of the condominium construction project.  While the construction is primarily completed, delays have been encountered in finalizing the project and obtaining certificates of occupancy.  The individual unit sales process has commenced and several units are currently under contract.  Closings are not expected until late September, 2009.  Oritani charged off $2.0 million of the construction loan as of June 30, 2009, as this portion has been determined to be an incurred loss.  Both loans are classified as impaired as of June 30, 2009.  In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 (“FAS 114”) impairment analyses, a specific reserve of $2.8 million, net of charge-offs, has been recorded against these loans.

•           There are three loans to another borrower.  One of these loans is a $7.9 million loan secured by a retail mall in Northern New Jersey.  The other two loans total $10.2 million and are secured by a golf course in Bergen County, New Jersey.  All three of these loans are classified as nonaccrual and impaired, in accordance with FAS#114, at June 30, 2009.  Oritani is in litigation with this borrower, foreclosure proceedings are progressing and a rent receiver has been placed in control of the operations of these properties.  The guarantor has declared bankruptcy.  Net cash generated from the operation of these properties is being forwarded from the rent receiver to Oritani.  In accordance with the results of the impairment analyses, no reserve was required for these loans as they were considered to be well collateralized.  Oritani is in negotiations to sell the notes that are secured by these properties prior to foreclosure.  Oritani expects to realize amounts sufficient to satisfy all principal plus delinquent interest and other amounts due on any disposal.  Management is cautiously optimistic that these transactions will be completed and finalized during the quarter ended September 30, 2009, although there can be no assurances as to the timing or successful completion of such matters.

•           Another significant portion of the nonaccrual total at June 30, 2009, were three loans to one borrower that totaled $6.6 million.  These loans were secured by various warehouse properties in Rockland, Nassau and Westchester counties, New York.  All three of these loans are classified as nonaccrual and impaired, in accordance with FAS 114, at June 30, 2009.  Oritani is in litigation with this borrower and foreclosure proceedings are progressing.   A rent receiver has been appointed on all three of the properties.  Two of the three entities that were formed by the borrower to hold the assets that secure the borrowings, as well as the related operating company, have been placed in bankruptcy.  Oritani is moving for the appointment of a trustee.  In accordance with the results of the impairment analyses, a specific reserves totaling $426,000 have been recorded against these loans.

•           Included in the nonaccrual total at June 30, 2009 was a $5.9 million mixed use property loan located in Bergen County, New Jersey.  The borrower on this loan has declared bankruptcy, a rent receiver is in place, net cash flows from the operation of the property are being forwarded to Oritani, and the bankruptcy trustee has secured a contract for the cash sale of the property.  Oritani expects to realize amounts sufficient to satisfy all principal plus delinquent interest and other amounts due on the sale.  Management expects the transaction to close during the quarter ended September 30, 2009.  In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.

•           The nonaccrual total at June 30, 2009 also includes the following:

o           A $1.1 million multifamily loan located in Hudson County, New Jersey.  This loan was successfully renegotiated, at current market rates and conditions, during the quarter ended September 30, 2009.  It will remain classified as non-accrual until a satisfactory payment history is demonstrated.

o           A $1.1 million construction loan of a single family residence in Bergen County, New Jersey.  This loan was paid in full in July, 2009, inclusive of all delinquent interest.

o           An $877,000, net after charge-off,  loan on an improved, approved parcel of land in Morris County, New Jersey.  Oritani charged off $250,000 of this loan as of June 30, 2009.  The loan is classified as impaired and, in accordance with the results of the impairment analysis, a specific reserve totaling $65,000 has been recorded against this loan due to its sub-standard classification and the uncertainties in land valuations.  Oritani obtained title to this property during the quarter ended September 30, 2009 and it is currently being marketed for sale.

o           A $349,000, net after charge-off, multifamily loan located in Middlesex County, New Jersey.  Oritani charged off $260,000 of this loan as of June 30, 2009.  The loan is classified as impaired and, in accordance with the results of the impairment analysis, a specific reserve totaling $57,000 has been recorded against this loan due to its sub-standard classification and the uncertainty of real estate market valuations.  Oritani has accepted a short sale of this property which closed during the quarter ended September 30, 2009.

o           A $417,000 single family construction loan in Essex County, New Jersey.  Oritani modified this loan, at current market rates and conditions, during the quarter ended June 30, 2009 and it is now current.  It will remain on nonaccrual until a satisfactory payment history is demonstrated.

Other Income. Other income decreased by $2.2 million to $2.8 million for the year ended June 30, 2009, from $4.9 million for the year ended June 30, 2008, primarily due to impairment charges during the 2009 fiscal year and gain on sale of assets recognized during the 2008 fiscal year.  Net gain on sale of assets decreased $1.1 million for the year ended June 30, 2009, due to the sale of a multifamily property that had been held and operated as a real estate investment during fiscal 2008.  Writedowns due to investment impairments increased by $1.0 million to $2.0 million for the year ended June 30, 2009, from $1.0 million for the year ended June 30, 2008.  The writedowns in the 2009 period primarily pertain to impairment charges recorded in relation to equity securities in the Company’s AFS portfolio.

Operating Expenses. Operating expenses increased by $7.8 million, or 39.8%, to $27.3 million for the year ended June 30, 2009, from $19.5 million for the year ended June 30, 2008.  Compensation, payroll taxes and fringe benefits increased by $4.7 million to $18.7 million for the year ended June 30, 2009, from $13.9 million for the year ended June 30, 2008.  In May, 2008, stock and options grants that had been approved in the Company's 2008 Equity Incentive Plan were awarded.  The amortization of the cost of this plan began in May, 2008.  The increase in the amortization of the costs of Equity Incentive Plan costs are greater as an entire 12 months worth of expense is included in the 2009 period.  Such expenses totaled $3.8 million for the year ended June 30, 2009, versus $610,000 for the year ended June 30, 2008.  Compensation costs increased $1.0 million primarily due to increased personnel to assist with implementing the organic growth strategy.  Another significant component of the increase was FDIC insurance premiums increasing $1.7 million to $1.8 million for the year ended June 30, 2009, versus $92,000 for the year ended June 30, 2008.  Other significant factors contributing to the 2009 increase were an increase of $493,000 in office occupancy expense primarily due to cost associated with the branch openings in October 2008 and an increase of $668,000 in other expense primarily due to expenses associated with problem loans, such as legal costs related to foreclosure actions.

Income Taxes. For the year ended June 30, 2009, income tax expense of $4.0 million was recognized against pre-tax income of $9.6 million.  For the year ended June 30, 2008, income tax expense of $6.2 million was recognized against pre-tax income of $15.2 million.

Comparison of Operating Results for the Years Ended June 30, 2008 and June 30, 2007

Net Income.  Net income decreased $2.1 million, or 18.8%, to $9.0 million for the year ended June 30, 2008, versus $11.0 million for the corresponding 2007 period.  There were several non-recurring items that affected the Company’s results of operations in both periods.

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

Total interest income.  For the year ended June 30, 2008, total interest income increased by $8.2 million, or 13.0%, to $71.6 million, from $63.3 million for the year ended June 30, 2007.  The largest increase was in interest on mortgage loans.  Interest on mortgage loans increased by $10.8 million, or 24.3%, to $55.1 million for the year ended June 30, 2008, from $44.3 million for the year ended June 30, 2007.  A critical component of the Company’s strategic plan continues to be sound loan growth.  The average balance of loans, net increased $164.3 million and the yield on the portfolio increased 3 basis points.  The yield on the portfolio in 2008 was negatively impacted by interest on nonaccrual loans.  On a normalized basis (inclusive of interest in nonaccrual loans), the yield increased 10 basis points.  Interest on federal funds sold and short term investments decreased by $5.1 million to $1.7 million for the year ended June 30, 2008, from $6.8 million for the year ended June 30, 2007.  The decrease is related to an $81.9 million decrease in the average balance and a decrease in yield of 162 basis points.  The federal funds rate decreased over the year from 5.25% at June 30, 2007 to 2.00% at June 30, 2008.  Partially due to this decreased return, the Company shifted liquid assets into longer term assets.  Interest on MBS AFS increased by $3.9 million to $4.7 million for the year ended June 30, 2008, from $813,000 for the year ended June 30, 2007.  The average balance increased $74.9 million and the yield increased 14 basis points.  Interest on the other investment related captions of securities HTM, securities AFS and MBS HTM decreased by $1.3 million, or 11.3%, to $10.1 million for the year ended June 30, 2008, from $11.4 million for the year ended June 30, 2007.   The decrease was primarily due to a decrease in the combined average balance of $34.8 million.

Interest Expense. Total interest expense increased by $4.4 million, or 13.3%, to $37.2 million for the year ended June 30, 2008, from $32.8 million for the year ended June 30, 2007.  Interest expense on deposits and stock subscription proceeds was relatively stable, increasing by $183,000 in fiscal 2008 versus fiscal 2007.  Results for the 2007 period were enhanced by the lower rate of interest paid on stock subscription proceeds. The average balance of deposits decreased $51.5 million and the cost increased 26 basis points.   Interest expense on borrowings increased by $4.2 million to $13.3 million for the year ended June 30, 2008, from $9.1 million for the year ended June 30, 2007.  The average balance of borrowings increased by $99.6 million over the period while the cost decreased 4 basis points.

Net interest income.  Net interest income increased by $3.9 million, or 12.7%, to $34.4 million for the year ended June 30, 2008, from $30.5 million for the year ended June 30, 2007.  The Company’s net interest income and net interest rate spread were both negatively impacted in the three month period ended June 30, 2008 due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company’s net interest rate spreads for the years ended June 30, 2008 and June 30, 2007 were 2.06% and 2.23%, respectively.  The Company’s net interest rate margins for the years ended June 30, 2008 and June 30, 2007 were 2.77% and 2.73%, respectively.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $4.7 million for the year ended June 30, 2008 as compared to $1.2 million for the year ended June 30, 2007.  There were no recoveries or charge-offs in either period.  The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels.  A significant component of the increased 2008 provisions was loan growth during the periods.  Loans, net increased $248.5 million during the year ended June 30, 2008, as compared to growth of $115.5 million during the year ended June 30, 2007. Another significant component of the increased 2008 provisions was increased delinquent and impaired loans.

Delinquency information is provided below:

Delinquency Totals (in thousands)
	06/30/08	06/30/07

30 - 59 days past due	$27,985	$555
60 - 89 days past due	18	39
90+ days past due	13,876	-
Total	$41,879	$594

Of the loans that comprise the 90+ days total at June 30, 2008, two of the loans are to the same borrower and comprise $13.8 million of the balance.  The loans are secured by a condominium construction project and raw land with all building approvals.  The Bank is continuing to work with the borrower.  These two loans were considered impaired as of June 30, 2008.  In accordance with the results of the Company’s Statement of Financial Accounting Standards #114 impairment analysis, a specific reserve of $1.4 million was recorded against one of these loans.  No reserve was required for the other loan as the loan is considered to be well collateralized.  The Bank has no other impaired loans at June 30, 2008.  With regard to the 30 – 59 days delinquency total at June 30, 2008, there are three loans that comprise $22.6 million of this total.  Two are commercial real estate loans, of which one is classified as special mention, and the third is a multifamily loan also classified as special mention.  These three loans were also 30 – 59 days delinquent at March 31, 2008.  Payments have been received on these loans though they have not been brought fully current by the borrowers.

Other Income. Other income decreased by $373,000, or 7.0%, to $4.9 million for the year ended June 30, 2008, from $5.3 million for the year ended June 30, 2007.  Net gain on sale of assets increased by $582,000 to $1.1 million for the year ended June 30, 2008, from $514,000 for the year ended June 30, 2007.  The 2008 total is due to a $1.1 million gain on the sale of a multifamily property that had been held and operated as a real estate investment.  The 2007 gain pertains to the sale of the Company’s former headquarters in Hackensack, NJ.  Writedowns due to investment impairments totaled $998,000 for the year ended June 30, 2008.  The writedowns consisted of a $646,000 impairment charge taken on the Bank’s investment in a mutual fund investment as well as a $352,000 impairment charge related to equity securities that the Company recorded in the March 31, 2008 period.  There were no impairment charges taken in 2007.  The mutual fund invests primarily in agency and private label MBS.  The market values of the fund’s holdings have been steadily decreasing which has caused a corresponding decrease in the fund’s net asset value.  The Bank has a $7.8 million investment remaining in this asset.  The “other” caption within other income decreased by $257,000 to $146,000 for the year ended June 30, 2008, from $403,000 for the year ended June 30, 2007.  The decrease in this caption was primarily due to float earnings on the oversubscription funds returned to subscribers that was realized in 2007.

Operating Expenses. Operating expenses decreased by $5.8 million to $19.5 million for the year ended June 30, 2008, from $25.2 million for the year ended June 30, 2007.  The primary reason for the decrease was the $9.1 million contribution to the OritaniSavingsBank Charitable Foundation in the 2007 period.  Compensation, payroll taxes and fringe benefits increased by $2.7 million, or 24.2%, to $13.9 million for the year ended June 30, 2008, from $11.2 million for the year ended June 30, 2007.  In May 2008, stock and options grants that had been approved in the Company’s 2007 Equity Incentive Plan were awarded.  The amortization of the cost of this plan began in May 2008 and totaled $610,000 for the year ended June 30, 2008.  ESOP related expenses increased $758,000 to $1.4 million for the year ended June 30, 2008 from $607,000 for the twelve months June 30, 2007.   Expenses for the 2007 period were reduced due to a $492,000 refund of a prior period pension contribution.  Other significant factors contributing to the 2008 increase (versus 2007) were an increase in Director related costs of $218,000; payroll tax expenses of $103,000 and employee health insurance expenses of $120,000.  The balance of the increase is due to increased compensation costs as the Company has increased personnel to assist with implementing the organic growth strategy.  Insurance, Legal, Audit and Accounting expenses increased by $477,000 to $1.3 million for the year ended June 30, 2008, from $779,000 for the year ended June 30, 2007.  The increase is primarily related to increased external auditing fees and costs associated with implementation and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”).

Income Taxes. For the year ended June 30, 2008, income tax expense of $6.2 million was recognized against pre-tax income of $15.2 million.  For the year ended June 30, 2007, income tax benefit of $1.7 million was recognized against pre-tax income of $9.4 million.  The tax benefit was due to the $3.2 million valuation allowance reversal as well as a decreased effective tax rate.  The contribution to OritaniSavingsBank Charitable Foundation resulted in a decrease in the effective tax rate for 2007.

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

	For the Years Ended June 30,
	2009			2008			2007
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Interest-earning assets:
Loans, net (1)	$1,181,385	$72,158	6.11%	$858,223	$55,053	6.41%	$693,902	$44,278	6.38%
Securities available for sale at market value	67,479	2,468	3.66	34,464	1,716	4.98	15,789	868	5.50
Securities held to maturity	24,937	1,069	4.29	19,192	999	5.21	19,093	1,073	5.62
Mortgage-backed securities available for sale at market value	145,713	7,046	4.84	91,060	4,710	5.17	16,147	813	5.03
Mortgage-backed securities held to maturity	142,484	5,615	3.94	192,007	7,409	3.86	245,625	9,475	3.86
Federal Funds sold and short term investments	25,021	73	0.29	45,292	1,704	3.76	127,215	6,842	5.38
Total interest-earning assets	1,587,019	88,429	5.57	1,240,238	71,591	5.77	1,117,771	63,349	5.67
Non-interest-earning assets	84,535			69,806			62,293
Total assets	$1,671,554			$1,310,044			$1,180,064

Interest-bearing liabilities:
Savings accounts	$144,810	1,979	1.37%	$151,068	2,427	1.61%	$211,397	3,093	1.46%
Money market deposit accounts	103,932	2,626	2.53	50,263	1,730	3.44	32,673	1,195	3.66
NOW accounts	75,324	628	0.83	71,176	812	1.14	75,153	868	1.15
Time deposits	556,730	19,029	3.42	420,787	18,896	4.49	425,563	18,526	4.35
Total deposits	880,796	24,262	2.75	693,294	23,865	3.44	744,786	23,682	3.18
Borrowings	505,599	20,238	4.00	310,231	13,343	4.30	210,598	9,147	4.34
Total interest-bearing liabilities	1,386,395	44,500	3.21%	1,003,525	37,208	3.71%	955,384	32,829	3.44%
Non-interest-bearing liabilities	33,071			27,438			23,319
Total liabilities	1,419,466			1,030,963			978,703
Stockholders’ Equity	252,088			279,081			201,361
Total liabilities and Stockholders’ Equity	$1,671,554			$1,310,044			$1,180,064

Net interest income		$43,929			$34,383			$30,520
Net interest rate spread (2)			2.36%			2.06%			2.23%
Net interest-earning assets(3)	$200,624			$236,713			$162,387
Net interest margin (4)			2.77%			2.77%			2.73%
Ratio of interest-earning assets to interest-bearing liabilities			114.47%			123.59%			117.00%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30, 2009 vs. 2008			Years Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans, net	$20,730	$(3,625)	$17,105	$10,485	$290	$10,775
Securities available for sale	1,644	(892)	752	1,027	(179)	848
Securities held to maturity	299	(229)	70	6	(80)	(74)
Mortgage-backed securities available for sale	2,827	(491)	2,336	3,772	125	3,897
Mortgage-backed securities held to maturity	(1,911)	117	(1,794)	(2,068)	2	(2,066)
Federal Funds sold and short term investments	(763)	(868)	(1,631)	(4,406)	(732)	(5,138)

Total interest-earning assets	22,826	(5,988)	16,838	8,816	(574)	8,242

Interest-bearing liabilities:
Savings accounts	(101)	(347)	(448)	(883)	217	(666)
Money market	1,847	(951)	896	643	(108)	535
NOW accounts	47	(231)	(184)	(46)	(10)	(56)
Time deposits	6,105	(5,972)	133	(208)	578	370
Total deposits	7,898	(7,501)	397	(494)	677	183

Borrowings	8,403	(1,508)	6,895	4,327	(131)	4,196

Total interest-bearing liabilities	16,301	(9,009)	7,292	3,833	546	4,379

Change in net interest income	$6,525	$3,021	$9,546	$4,983	$(1,120)	$3,863

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

The table below sets forth, as of June 30, 2009 the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+200	167,918	(70,935)	(29.7)%	9.3	(310)
0	238,853	—	—	12.4	—
-100	272,558	33,705	14.1	13.7	130

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2009 in the event of a 100 basis point decrease in interest rates, we would experience a 14.1% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 29.7% decrease in net portfolio value.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	expected payments from the loan and investment portfolios;

(iv)	funds available through borrowings;

(v)	yields available on interest-earning deposits and securities

(vi)	yields and structures available on alternate investments; and.

(vii)	the objectives of our asset/liability management program

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $135.4 million.  Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $273.0 million at June 30, 2009.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2009, we had $77.7 million in loan commitments outstanding.   In addition to commitments to originate loans, we had $73.5 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2009 totaled $601.3 million, or 53.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2009, we originated $412.8 million of loans, purchased $37.0 million of loans, and purchased $174.9 million of securities.  During the year ended June 30, 2008, we originated $359.3 million of loans, purchased $11.83 million of loans, and purchased $141.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $428.7 million and $3.2 million for the fiscal years ended June 30, 2009 and 2008, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  FHLB advances reflected a net increase of $75.3 million and a net increase of $237.0 million during the fiscal years ended June 30, 2009 and 2008, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2009, the Company had a commitment for an overnight line of credit with the FHLB totaling $200.0 million, of which there were no balances.  The line of credit is priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-prices daily.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering that closed in January 2007 significantly increased our liquidity and capital resources. The initial level of liquidity provided by the stock offering has been reduced over the past two year as they were deployed for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been, and will continue to be, enhanced by the net proceeds from the stock offering, primarily by positively impacting net interest-earning assets and net income. However, due to the increased equity resulting from the net proceeds raised in the stock offering, return on equity has been, and will continue to be, negatively impacted by the stock offering.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2009.  The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$10,372	$57,934	$110,685	$330,000	$508,991
Operating leases	289	570	418	448	1,725
Total	$10,661	$58,504	$111,103	$330,448	$510,716
Commitments to extend credit	$77,729	$–	$–	$–	$77,729
Unadvanced construction loans	$39,708	$–	$–	$–	$39,708
Unused lines of credit	$33,800	$–	$–	$–	$33,800
Commitments to purchase securities	$20,000	$–	$–	$–	$20,000

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

(b)          Changes in internal controls.

There were no changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  This report appears on page 64.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Certain Related Persons” section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2009 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets - at June 30, 2009 and 2008

(C)	Consolidated Statements of Income - Years ended June 30, 2009, 2008 and 2007

(D)	Consolidated Statements of Stockholders’ Equity - Years ended June 30, 2009, 2008 and 2007

(E)	Consolidated Statements of Cash Flows - Years ended June 30, 2009, 2008 and 2007

(F)           Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated September 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 11, 2009

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Balance Sheets
June 30, 2009 and June 30, 2008

	2009	2008
	(Dollars in thousands)
Assets
Cash on hand and in banks	$7,729	$7,332
Federal funds sold and short term investments	127,640	1,558
Cash and cash equivalents (note 3)	135,369	8,890

Loans, net (notes 4 and 5)	1,278,623	1,007,077
Securities available for sale, at market value (notes 7 and 12)	144,419	22,285
Mortgage-backed securities held to maturity, estimated market value of $120,381 and $162,671 June 30, 2009 and 2008, respectively (notes 6 and 12)	118,817	163,950
Mortgage-backed securities available for sale, at market value (notes 7 and 12)	128,603	149,209
Bank Owned Life Insurance (at cash surrender value)	29,385	26,425
Federal Home Loan Bank of New York stock, at cost	25,549	21,547
Accrued interest receivable (note 8)	7,967	5,646
Investments in real estate joint ventures, net	5,767	5,564
Real estate held for investment	1,338	3,681
Office properties and equipment, net (note 9)	13,777	9,287
Other assets (note 11)	23,907	19,733
Total assets	$1,913,521	$1,443,294

Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 10)	$1,127,630	$698,932
Borrowings (note 12)	508,991	433,672
Advance payments by borrowers for taxes and insurance	8,301	7,024
Official checks outstanding	2,699	4,143
Other liabilities (note 13)	25,802	20,548
Total liabilities	1,673,423	1,164,319

Stockholders' Equity (notes 2 and 16):
Preferred stock, $0.01 par value; 10,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at June 30, 2008 and June 30, 2007 37,133,684 outstanding at June 30, 2009 and 40,187,062 outstanding at June 30, 2008.	130	130
Additional paid-in capital	130,375	128,656
Unallocated common stock held by the employee stock ownership plan	(13,909)	(14,704)
Treasury stock, at cost;3,418,478 shares at June 30, 2009 and 365,100 sahres at June 30, 2008	(53,418)	(5,926)
Retained income (note 11)	176,199	171,160
Accumulated other comprehensive loss, net of tax	721	(341)
Total stockholders' equity	240,098	278,975

Commitments and contingencies (notes 4 and 15)
Total liabilities and stockholders' equity	$1,913,521	$1,443,294

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Income
Years ended June 30, 2009, 2008 and 2007

	2009	2008		2007
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$72,158		$55,053		$44,278
Interest on securities held to maturity and dividends on FHLB stock	1,069		999		1,073
Interest on securities available for sale	2,468		1,716		868
Interest on mortgage-backed securities held to maturity	5,615		7,409		9,475
Interest on mortgage-backed securities available for sale	7,046		4,710		813
Interest on federal funds sold and short term investments	73		1,704		6,842
Total interest income	88,429		71,591		63,349

Interest expense:
Deposits and stock subscription proceeds (note 10)	24,262		23,865		23,682
Borrowings (note 12)	20,238		13,343		9,147
Total interest expense	44,500		37,208		32,829

Net interest income before provision for losses on loans	43,929		34,383		30,520
Provision for loan losses (note 5)	9,880		4,650		1,210
Net interest income	34,049		29,733		29,310

Other income:
Service charges	1,122		1,126		1,119
Real estate operations, net	1,294		1,314		1,205
Income from investments in real estate joint ventures	1,124		1,192		1,084
BOLI income	1,127		1,060		984
Net loss on sale and write down of securities	(2,045)		(998)		—
Gain on sale of Real Estate Held for Investment	—		1,096		—
Gain on sale of fixed assets	—		—		514
Other income	158		146		403
Total other income	2,780		4,936		5,309

Operating expenses:
Compensation, payroll taxes and fringe benefits (notes 13 and 14)	18,670		13,923		11,213
Advertising	635		470		510
Office occupancy and equipment expense (notes 9 and 15)	2,088		1,595		1,575
Data processing service fees	1,069		1,058		1,031
Federal insurance premiums	1,774		92		93
Contribution to charitable foundation (note 2)	—		—		9,110
Other expenses	3,021		2,353		1,717
Total operating expenses	27,257		19,491		25,249

Income before income tax expense	9,572		15,178		9,370
Income tax expense (benefit) (note 11)	4,020		6,218		(1,664)
Net income	$5,552	$	$ 8,960	$	$ 11,034
Earnings per share-basic and diluted (fiscal 2009 and 2008 represent a full year, fiscal 2007 represents the period from January 23, 2007 to June 30, 2007) (note 20)	$0.15		$0.23		$0.15

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consoldiated Statements of Stockholders' Equity
Years ended June 30, 2009, 2008 and 2007

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
		Additional		stock		hensive	stock-
	Common	paid-in	Treasury	held by	Retained	(loss)	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2006	$—	$—	$—	$—	$150,266	$(130)	$150,136
Comprehensive income:
Net income	—	—	—	—	11,034	—	11,034
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	3	3
Change in minimum pension liability, net of tax of $55	—	—	—	—	—	132	132
Total comprehensive income							11,169
Sale of 12,976,686 shares of common stock in the initial public offering and issuance of 27,575,476 shares to the mutual holding company	130	127,500	—	—	—	—	127,630
Purchase of common stock by the ESOP	—	—	—	(15,896)	—	—	(15,896)
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $717	—	—	—	—	—	(1,076)	(1,076)
ESOP shares allocated or committed to be released	—	210	—	397	—	—	607
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	8,960	—	8,960
Unrealized holding gain on securities available for sale arising during year, net of tax $177	—	—	—	—	—	256	256
Reclassification adjustment for losses included in net income, net of tax of $264	—	—	—	—	—	382	382
Change in funded status of retirement obligations, net of tax of $61	—	—	—	—	—	92	92
Total comprehensive income							9,690
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	900	—	900
Purchase of treasury stock (365,100 shares)	—	—	(5,926)	—	—	—	(5,926)
Compensation cost for stock options and restricted stock	—	610	—	—	—	—	610
ESOP shares allocated or committed to be released	—	336	—	795	—	—	1,131
Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	5,552	—	5,552
Unrealized holding gain on securities available for sale arising during year, net of tax $200	—	—	—	—	—	203	203
Reclassification adjustment for losses included in net income, net of tax of $815	—	—	—	—	—	1,231	1,231
Change in funded status of retirement obligations, net of tax of $249	—	—	—	—	—	(372)	(372)
Total comprehensive income							6,614
Cash dividends declared	—	—	—	—	(437)	—	(437)
Cumulative effect adjustment upon adoption of EITF 06-4	—	—	—	—	(76)	—	(76)
Purchase of treasury stock (3,212,337 shares)	—	—	(49,989)	—	—	—	(49,989)
Treasury stock allocated to restricted stock plan (158,959 shares)	—	(2,497)	2,497	—	—	—	—
Compensation cost for stock options and restricted stock	—	3,804	—	—	—	—	3,804
ESOP shares allocated or committed to be released	—	412	—	795	—	—	1,207
Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Cash Flows
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,552	$8,960	$11,034
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	—	8,110
ESOP and stock-based compensation expense	5,011	1,741	607
Depreciation of premises and equipment	701	540	718
Amortization and accretion (premiums and discounts), net	62	237	463
Provision for losses on loans	9,880	4,650	1,210
Amortization and accretion (deferred loan fees), net	(797)	(779)	(702)
Deferred taxes	(4,438)	(1,482)	(9,159)
Loss on sale of or writedown of securities	2,045	998	—
Gain on sale of real estate held for investment	—	(1,096)	—
Gain on sale of fixed assets	—	—	(514)
Increase in cash surrender value of bank owned life insurance	(1,127)	(1,060)	(984)
Income from real estate held for investment	(818)	(660)	(708)
Income from real estate joint ventures	(1,124)	(1,192)	(1,084)
Increase in accrued interest receivable	(2,321)	(673)	(1,063)
Increase in other assets	(1,125)	(1,292)	(331)
Increase in other liabilities	3,557	2,041	5,575
Net cash provided by operating activities	15,058	10,933	13,172
Cash flows from investing activities:
Net increase in loans receivable	(243,561)	(241,106)	(109,026)
Purchase of mortgage loans	(37,068)	(11,300)	(6,960)
Purchase of securities held to maturity	—	—	(5,000)
Purchase of securities available for sale	(163,679)	(17,718)	(35,000)
Purchase of mortgage-backed securities held to maturity	—	—	(4,886)
Purchase of mortgage-backed securities available for sale	(11,257)	(124,033)	(27,023)
Purchase of Federal Home Loan Bank of New York stock	(4,002)	(10,928)	(1,252)
Principal payments on mortgage-backed securities held to maturity	44,928	53,083	61,735
Principal payments on mortgage-backed securities available for sale	34,562	14,710	5,692
Proceeds from calls and maturities of securities held to maturity	—	5,415	13,000
Proceeds from calls and maturities of securities available for sale	38,895	30,000	10,000
Proceeds from sales of securities available for sale	500	—	—
Purchase of Bank Owned Life Insurance	(1,833)	—	—
Additional investment in real estate held for investment	(1,352)	(1,378)	(238)
Distributions received from real estate held for investment	725	552	585
Proceeds from sale of real estate held for investment	—	1,159	—
Additional investment in real estate joint ventures	(1,090)	—	(30)
Distributions received from real estate joint ventures	1,848	1,841	1,182
Purchase of fixed assets	(1,500)	(1,466)	(409)
Proceeds from sale of fixed assets	—	—	1,973
Net cash (used in) provided by investing activities	(343,884)	(301,169)	(95,657)
Cash flows from financing activities:
Net increase in deposits	428,698	3,175	7,111
Net proceeds from sale of common stock	—	—	119,520
Purchase of common stock for ESOP	—	—	(15,896)
Increase in advance payments by borrowers for taxes and insurance	1,277	1,340	577
Proceeds from borrowed funds	341,225	244,885	113,400
Repayment of borrowed funds	(265,906)	(7,874)	(85,975)
Purchase of treasury stock	(49,989)	(5,926)	—
Net cash provided by (used in) financing activities	455,305	235,600	138,737
Net (decrease) increase in cash and cash equivalents	126,479	(54,636)	56,252
Cash and cash equivalents at beginning of year	8,890	63,526	7,274
Cash and cash equivalents at end of year	$135,369	$8,890	$63,526
Supplemental cash flow information:
Cash paid during the year for:
Interest	$44,262	$36,296	$32,589
Income taxes	9,812	9,583	5,647
Noncash transfers
RE Held for Investment transferred to Office, Property and Equipment	3,690	—	—
Non cash borrowing activity	—	—	(544)

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

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments.  Any portion of unrealized loss on an individual debt security deemed to be other than temporary is recognized as a loss in operations in the period in which such determination is made.  For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.  In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans individually classified as impaired include multifamily, commercial mortgage and construction loans.  Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.

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

Subsequent Events

Subsequent events have been evaluated through September 11, 2009.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified in order to conform with the 2009 presentation.

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

Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares.  Additional stock repurchase plans were announced on: September 18, 2008, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, on November 21, 2008 for 10% of the publicly-held outstanding shares, or 1,061,098 shares, and on March 18, 2009, for 10% of the publicly-held outstanding shares, or 967,828 shares.  Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital.  At June 30, 2009, a total of 3,577,437 shares were acquired under these repurchase plans at a weighted average cost of $15.63 per share.   Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  At September 11, 2009, a total of 3,648,637 shares were acquired under these repurchase plans at a weighted average cost of $15.59 per share.  This program has no expiration date and has 617,591 shares yet to be purchased as of September 11, 2009.

(3)  Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(4)  Loans

A comparative summary of loans at June 30, 2009 and 2008 is as follows:

	2009	2008
	(In thousands)
First mortgage loans:
Conventional one to four family	265,962	223,087
Multifamily and commercial real estate	839,727	597,171
Total first mortgage loans	1,105,689	820,258
Second mortgage and equity loans	54,769	59,886
Construction and land loans	130,831	138,195
Other loans	10,993	4,880
	1,302,282	1,023,219
Less:
Deferred fees, net	2,979	2,610
Allowance for loan losses	20,680	13,532
	$1,278,623	1,007,077

At June 30, 2009 and 2008, the Company had fixed-rate mortgage commitments of $42.8 million and $44.3 million, respectively, and variable-rate mortgage commitments of $34.9 and $48.7 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2009 was 5.38% to 6.75%.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(5)  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$13,532	8,882	7,672
Provisions charged to operations	9,880	4,650	1,210
Recoveries	—	—	—
Loans charged off	2,732	—	—

Balance at end of year	$20,680	13,532	8,882

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers.  The principal amount of nonaccrual loans at June 30, 2009 and 2008 were $52.5 million and $14.2 million, respectively.  There were no nonaccrual loans at June 30, 2007.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $3.7 million and $521,000 for the years ended June 30, 2009, and 2008, respectively.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans individually classified as impaired include multifamily, commercial mortgage and construction loans.  Impaired loans at June 30, 2009 and 2008 were $50.2 million and $13.8 million, respectively.  There were no impaired loans at June 30, 2007.  The allocation in the allowance for loan losses for impaired loans at June 30, 2009 and 2008 were $3.3 million on balances of $20.0 million and $1.4 million on balances of $13.8 million, respectively.  Interest income recognized on these loans for the years ended June 30, 2009 and 2008 was $696,000 and $184,000, respectively.  The average balance of impaired loans was $34.8 million and $3.5 million during the years ended June 30, 2009 and 2008, respectively.

(6)  Securities and Mortgage-backed Securities Held to Maturity

The following is a comparative summary of securities and mortgage-backed securities held to maturity as of June 30, 2009 and 2008:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2009:
Mortgage-backed securities:
FHLMC	$18,783	287	7	19,063
FNMA	31,329	616	2	31,943
GNMA	5,161	16	20	5,157
CMO	63,544	913	239	64,218

	$118,817	1,832	268	120,381

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2008:
Mortgage-backed securities:
FHLMC	$25,082	156	336	24,902
FNMA	42,066	223	196	42,093
GNMA	6,055	8	23	6,040
CMO	90,747	146	1,257	89,636

	$163,950	533	1,812	162,671

The Company did not sell any mortgage-backed securities held to maturity during 2009, 2008 or 2007.  Mortgage-backed securities with fair values of $120.4 million and $162.7 million at June 30, 2009 and 2008, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12).

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Gross unrealized losses on securities and mortgage-backed securities held to maturity and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008 are as follows:

	2009
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Mortgage-backed securities:
FHLMC	$805	2	1,012	5	1,817	7
FNMA	845	2	—	—	845	2
GNMA	—	—	2,009	20	2,009	20
CMO	8,214	43	2,284	196	10,498	239

	$9,864	47	5,305	221	15,169	268

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

The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac. The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well.  The Company has one AAA rated private label CMO investment with an amortized cost of $1.0 million and a fair value of $860,000.  The security was issued in 2003 and is performing in accordance with contractual terms.  It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(7)  Securities and Mortgage-Backed Securities Available for Sale

The following is a comparative summary of securities and mortgage-backed securities available for sale as of June 30, 2009 and 2008:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2009:
Securities available for sale
U.S. Government and federal agency obligations	$134,754	532	449	134,837
Corporate bonds	2,000	156	—	2,156
Mutual funds	5,636	40	—	5,676
Equity securities	1,965	15	230	1,750

	$144,355	743	679	144,419
Mortgage-backed securities:
FHLMC	$26,979	945	49	27,875
FNMA	27,023	889	1	27,911
GNMA	2,537	21	1	2,557
CMO	68,571	1,689	—	70,260

	$125,110	3,544	51	128,603
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
2008:
Securities available for sale
U.S. Government and federal agency obligations	$10,000	—	135	9,865
Corporate bonds	2,000	184	—	2,184
Mutual funds	7,782	—	—	7,782
Equity securities	2,364	292	202	2,454

	$22,146	476	337	22,285
Mortgage-backed securities:
FHLMC	$28,672	263	98	28,837
FNMA	31,084	113	302	30,895
GNMA	3,134	13	4	3,143
CMO	85,351	1,160	177	86,334

	$148,241	1,549	581	149,209

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Company did not sell any mortgage-backed securities available for sale during 2009, 2008 or 2007.  Mortgage-backed securities available for sale with fair values of $127.5 million and $159.1 million at June 30, 2009 and 2008, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12).  The Equity securities captions relates to holdings of shares in financial industry common stock.  During fiscal 2009 several of these holdings were deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $399,000 reducing the Company’s cost basis to $2.0 million at June 30, 2009.  The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages which was deemed other-than-temporarily impaired.  The Company recorded a non-cash impairment charge to earnings of $1.7 million reducing the Company’s cost basis to $7.6 million at June 30, 2009.

The amortized cost and estimated market value of securities available for sale other than mutual funds, equity securities and mortgage-backed securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	market
	cost	value
	(In thousands)
Securities available for sale
Mutual fund and equity securities	$7,601	7,426
U.S. Government and federal agency obligations and corporate bonds:
Due in one year through five years	111,754	112,230
Due after five years through ten years	25,000	24,763

	$144,355	144,419

Mortgage-backed securities	$125,110	128,603

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008 are as follows:

	2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Securities available for sale:	(In thousands)
U.S. Government and federal agency obligations	$79,202	449	—	—	79,202	449
Equity securities	654	230	—	—	654	230
	$79,856	679	—	—	79,856	679

Mortgage-backed securities:
FHLMC	$4,501	49	—	—	4,501	49
FNMA	1,801	1	—	—	1,801	1
GNMA	501	1	—	—	501	1
CMO	—	—	—	—	—	—
	$6,803	51	—	—	6,803	51

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

The unrealized losses on debt securities were caused by interest rate changes. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the declines in market value are attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

(8)  Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2009 and 2008 is as follows:

	2009	2008
	(In thousands)
Mortgage loans	$5,796	4,269
Mortgage-backed securities	934	1,214
Securities	1,237	163

	$7,967	5,646

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(9)  Office Properties and Equipment

At June 30, 2009 and 2008, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2009	2008
	(In thousands)
Cost:
Land	$4,171	3,431
Buildings	8,708	5,600
Land and building improvements	3,147	2,859
Leasehold improvements	718	633
Furniture and equipment	5,222	4,651
Construction in progress	612	213

	22,578	17,387

Less accumulated depreciation and amortization	8,801	8,100

	$13,777	9,287

Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 amounted to $701,000, $540,000 and $718,000, respectively.

During fiscal 2008, the Company purchased land in Bergenfield, NJ to construct a de novo branch location that is expected to open in 2010 and entered into a contract to lease premises in Jersey City, NJ, for the purpose of a de novo branch location which opened in October 2008.

During fiscal year 2006, the Company sold its branch location and former Corporate Headquarters in Hackensack, NJ to a private investor.  The asset was transferred in December 2005 and the Company initially accounted for the transaction as a finance obligation due to the Company’s continuing involvement with the transferred property.  The Company leased back a portion of the premises and provided the buyer with non recourse financing.  In accordance with finance obligation accounting, the asset was not removed from the Company’s books at that time.  During fiscal year 2007, the non recourse note was sold to another financial institution which permitted the Company to utilize sale/leaseback accounting (as prescribed by FASB statement No. 98) for the transaction.  As a result, the former headquarters was removed from the books of the Company and office properties and equipment, net decreased by $1.5 million.  In accordance with this guidance, a $514,000 gain on the sale was recognized.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(10)  Deposits

Deposit balances at June 30, 2009 and 2008 are summarized as follows:

	2009		2008
		Weighted		Weighted
		average		average
	Amount	cost	Amount	cost
	(Dollars in thousands)
NOW accounts	$88,759	0.90%	$73,949	0.89%
Money market deposit accounts	199,965	2.07	57,117	2.92
Savings accounts	147,669	1.04	149,062	1.35
Time deposits	691,237	2.84	418,804	3.84

	$1,127,630	2.32%	$698,932	2.92%

Interest expense on deposits for the years ended June 30, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
	(In thousands)
NOW accounts	$628	812	868
Money market deposit accounts	2,626	1,730	1,195
Savings accounts	1,979	2,427	2,575
Time deposits	19,029	18,896	18,526
Stock subscriptions	—	—	518

	$24,262	23,865	23,682

Time deposits at June 30, 2009 mature as follows (in thousands):

Year ending June 30:
2010	$601,316
2011	67,014
2012	16,295
2013	3,586
2014	3,026
$691,237

Included in time deposits at June 30, 2009 and 2008 is $234.9 million and $100.8 million, respectively, of deposits of $100,000 and over.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(11)  Income Taxes

Income tax expense (benefit) for the years ended June 30, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
		(In thousands)
Current:
Federal	$7,749	7,210	6,833
State	758	490	662
Total current	8,507	7,700	7,495
Deferred:
Federal	(4,749)	(2,724)	(3,312)
State	262	1,242	(5,847)
Total deferred	(4,487)	(1,482)	(9,159)
Total income tax expense (benefit)	$4,020	6,218	(1,664)

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2009, 2008 and 2007 is as follows:

Applicable statutory federal income tax rate	35%	35%	35%

Computed “expected” federal income tax expense	3,350	5,312	3,280
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	663	1,128	(3,370)
Bank owned life insurance	(395)	(371)	(344)
Contribution to charitable foundation	—	—	(1,533)
ESOP fair market value adjustment	144	118	74
Non-deductible stock based compensation	209	26	—
Other items, net	49	5	229
	$4,020	6,218	(1,664)

The effective tax rates for the years ended June 30, 2009, 2008 and 2007 were 42.00%, 40.97% and (17.76)%, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses per books	$8,448	5,528
Reserve for uncollected interest	1,456	213
Premises and equipment – differences in depreciation	265	291
Pension	4,754	3,859
Accrued/deferred compensation	2,088	1,701
ESOP shares allocated or committed to be released	812	487
Stock compensation	601	219
Capital loss carry forward	—	37
Other than temporary loss on securities	1,317	408
Charitable contribution carry forward	3,286	4,154
Net operating loss carry forward	—	1,024
Prepaid AMA	146	146
Other	250	265
Total gross deferred tax assets	23,423	18,332
Less valuation reserve	655	611
Total deferred tax asset	22,768	17,721
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,465	450
Deferred loan fees	280	132
Other	333	170
Total deferred tax liabilities	2,078	752
Net deferred tax asset	$20,690	16,969

Sources of deferred taxes for the years ended June 30, 2009 and 2008 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.

At June 30, 2008, the Company had state net operating loss carryforwards of approximately $17.5 million having expiration dates ranging from December 2010 through 2013.  During the fiscal year ended June 30, 2009, the deferred tax asset was realized.

At June 30, 2009 and 2008, the valuation allowance was $655,000 and $611,000, respectively.  The valuation allowance relates to the stock contribution to the charitable foundation and impairment charges on equity securities for which tax benefits are not more likely than not to be realized.  During the 2007 fiscal year the Company liquidated one of its subsidiaries.  The liquidation of this subsidiary resulted in New Jersey State taxable income at its Bank subsidiary.  The Company had previously established a valuation allowance for New Jersey net operating loss carryforwards and other deferred tax assets incurred at its Bank subsidiary.  Due to the expected utilization of the loss carryforwards the related valuation allowance of $3.2 million was reversed.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Retained earnings at June 30, 2009 includes approximately $15.1 million for which no provision for income tax has been made.  This amount represents an allocation of income to bad debt deductions for tax purposes only.  Under Statement of Financial Accounting Standards No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future.  Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders.  At June 30, 2009, the Company had an unrecognized tax liability of $6.3 million with respect to this reserve.

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

(12)  Borrowings

Borrowed funds are summarized as follows:

	June 30,
	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
FHLB of NY	$508,619	3.96%	$433,289	4.00%
Other	372	0.25%	383	2.00%
	$508,991	3.96%	$433,672	4.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Borrowings represent advances and repurchase agreements and mature as follows (in thousands):

Year ending June 30:
2010	$10,372
2011	5,434
2012	52,500
2013	40,000
2014	70,685
2015	75,000
2016	30,000
2017	70,000
2018	120,000
2019	35,000
$508,991

The majority of the borrowings listed above have various put options held by the issuer, FHLB.  These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate.  The Company expects that some of these advances will be put by the FHLB prior to their maturity date.  At June 30, 2009, the Company had a commitment for an overnight line of credit with the FHLB totaling $200.0 million, of which there were no balances.  The line of credit is priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-prices daily.

At June 30, 2009, borrowings are secured by mortgage-backed securities and investment securities with a book value of $302.8 million and performing mortgage loans with an outstanding balance of $841.4 million.  At June 30, 2008, borrowings are secured by mortgage-backed securities and investment securities with a book value of $323.0 million and performing mortgage loans with an outstanding balance of $185.6 million.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(13)  Employee Benefit Plans

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain age 21 and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension administrative expenses of $31,445, $21,000 and $10,000 were incurred for the years ended June 30, 2009, 2008 and 2007, respectively. There were no net contributions made for the years ended June 30, 2009, 2008 and 2007.  The Plan was frozen as of December 31, 2008.

The Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2009, 2008 and 2007 were $133,000, $120,000 and $123,000, respectively.

The Company has a nonqualified savings incentive plan covering employees whose salary deferrals to the savings incentive plan are limited. Salary deferrals to the savings incentive plan must be maximized by an employee before deferrals are allowed in the nonqualified savings incentive plan. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2009, 2008 and 2007 were $62,000, $42,000 and $21,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2009 and 2008 was $1.9 million and $1.4 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans.  The Company recorded expenses associated with the BEP Plan of $201,000, $180,000 and $143,000 for the years ended June 30, 2009, 2008 and 2007, respectively.  The Plan was frozen as of December 31, 2008 resulting in a curtailment of benefits of $454,000.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement. The Company recorded expenses of $445,000, $420,000 and $391,000 for the years ended June 30, 2009, 2008 and 2007, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $247,000, $300,000 and $337,000 for the years ended June 30, 2009, 2008 and 2007, respectively, related to the Medical Plan.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their monthly and board committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2009 and 2008, interest was calculated at 9.00%. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2009 and 2008 was $2.8 million and $2.2 million, respectively.

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement income, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $806,000, $689,000 and $648,000 for the years ended June 30, 2009, 2008 and 2007, respectively, related to the SERP.   The SERP is unfunded, and an accrued liability of $2.8 million and $2.0 million was recorded for this plan as of June 30, 2009 and 2008, respectively.

The following table sets forth information regarding the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2009 and 2008 (in thousands).  As detailed above, similar disclosures for the multi-employer defined benefit plan cannot be ascertained.

	BEP Plan and Retirement Plan		Medical Plan
	2009	2008	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$3,748	$3,421	$2,600	$2,694
Service cost	231	256	64	58
Interest cost	284	221	199	163
Amendments	-	-	-	-
Actuarial (gain) loss	850	135	371	(61)
Curtailment - BEP plan	(454)	-	-	-
Benefits paid	(52)	(52)	(58)	(52)
Discount rate change	162	(233)	256	(202)
Projected benefit obligation at end of the year	$4,769	$3,748	$3,432	$2,600

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$-	$-	$-	$-
Actual return on plan assets	-	-	-	-
Employer contributions	52	52	58	52
Benefits paid	(52)	(52)	(58)	(52)
Fair value of plan assets at end of the year	$-	$-	$-	$-
Funded status at end of year	$(4,769)	$(3,748)	$(3,432)	$(2,600)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The unfunded BEP and retirement benefits of $4.8 million and $3.7 million and medical benefits of $3.4 million and $2.6 million at June 30, 2009 and 2008, respectively, are included in other liabilities in our consolidated balance sheet.  The components of accumulated other comprehensive loss related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2009 and 2008 are summarized in the following table (in thousands).

	Retirement Plan		Medical Plan
	2009	2008	2009	2008

Prior service cost	$358	$418	$-	$-
Net actuarial loss	916	429	1,008	448
Total amounts recognized in accumulated other comprehensive loss	$1,274	$847	$1,008	$448

Net periodic benefit costs for the years ended June 30, 2009, 2008 and 2007, as well as costs that are expected to be amortized into expense in fiscal 2010, are presented in the following table (in thousands):

	BEP Plan and Retirement Plan			Medical Plan
	2009	2008	2007	2009	2008	2007
Service cost	$231	$256	$234	$64	$58	$54
Interest cost	284	221	195	199	163	157
Amortization of unrecognized:
Prior service cost	60	60	61	-	4	64
Net loss	70	44	44	67	51	62
Total	$645	$581	$534	$330	$276	$337

Amounts expected to be amortized into net periodic benefit cost next year:
Prior service cost	$60			$-
Net loss	73			99
	$133			$99

The weighted average actuarial assumptions used in the plan determinations at June 30, 2009, 2008 and 2007 were as follows:

	BEP Plan and Retirement Plan			Medical Plan
	2009	2008	2007	2009	2008	2007
Discount Rate	6.25%	6.75%	6.25%	6.25%	6.75%	6.25%
Rate of compensation increase	5.50%	5.50%	5.50%	-	-	-
Medical benefits cost rate of increase	-	-	-	9.00%	7.00%	8.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan and
	Retirement	Medical
	Plan	Plan
2010	$62	$81
2011	85	104
2012	180	123
2013	222	151
2014	222	158
2015-2018	1,636	1,071

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$54	$(42)
Effect on post retirement benefits obligation	$644	$(507)

The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits.  BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies.  BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset.  Increases in the carrying value, other than purchases, are recorded as non-interest income.  At June 30, 2009 and 2008, the Company had $29.4 million and $26.4 million, respectively, in BOLI.  Income earned on BOLI was $1.1 million, $1.1 million and $984,000 for the years ended June 30, 2009, 2008 and 2007, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was issued in and is effective for fiscal years beginning after December 15, 2007.  EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106.  EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company adopted EITF 06-04 effective July 1, 2008.  Upon adoption, the Company recorded a charge to retained earnings of $76,000.

(14) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP).  The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock.  The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock.  The ESOP purchased 1,589,644 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share.  This purchase was funded with a loan from the Company to the ESOP.  The outstanding loan balance at June 30, 2009 was $15.1 million.  The shares of Company’s common stock purchased in the initial public offering are pledged as collateral for the loan.  Shares will be released from the pledge for allocation to participants as loan payments are made.  At June 30, 2009, shares allocated to participants were 158,964 since the plan inception and shares committed to be released were 79,482.  Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31).  ESOP shares that were unallocated or not yet committed to be released totaled 1,351,198 at June 30, 2009 and had a fair value of $18.5 million.  ESOP compensation expense for the years ended June 30, 2009 and 2008 was $1.2 million and $1.1 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula.  The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans.  Compensation expense related to this plan amounts to $111,000 and $200,000, for the years ended June 30, 2009 and 2008, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Equity Incentive Plan

At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan.  On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,311,457 stock options and 588,171 shares of restricted stock, and non-employee directors received in aggregate 476,892 stock options and 206,652 shares of restricted stock.  On November 11, 2008, an additional 70,000 stock options were issued.  The Company adopted SFAS No. 123R, “Share-Based Payment” upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS No. 123R requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense.  There were no such excess tax benefits in fiscal 2009 and 2008.  In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

The following is a summary of the Company’s stock option activity and related information for its options plan for the year ended June 30, 2009:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2008	1,788,349	$3.44	$15.65	10.0
Granted	70,000	3.44	15.65	10.0
Exercised	-	-	-	-
Forfeited	10,000	3.44	15.65	9.1
Outstanding at June 30, 2009	1,848,349	$3.44	$15.65	9.0
Exercisable at June 30, 2009	355,670		$15.65

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The fair value of the options was estimated on the date of the grant using Black-Scholes options-pricing model with the following assumptions:

2009
Expected dividend yield	3.55%
Expected volatility	28.22%
Risk-free interest rate	3.37%
Expected option life	6.5 years

The weighted average grant date fair value of options granted during the year ended June 30, 2009 was $3.44 per share.  The Company recorded $1.3 million and $205,000 of share based compensation expense related to the options granted for the years ended June 30, 2009 and 2008, respectively.  Expected future expense related to the non-vested options outstanding at June 30, 2009 is $4.4 million over a weighted average period of 4 years.

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

During the year ended June 30, 2009, the Company recorded $3.8 million of share-based compensation expense, comprised of stock option expense of $1.2 million and restricted stock expense of $2.6 million.  For the year ended June 30, 2008, the Company recorded $610,000 of share-based compensation expense, comprised of stock option expense of $205,000 and restricted stock expense of $405,000.  There were no such expenses for the year ended June 30, 2007.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2009 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Vesting
Non-vested at June 30, 2008	794,823	$15.65	4.9
Granted	-	-
Vested	158,964	15.65	3.9
Forfeited	-	-
Non-vested at June 30, 2009	635,859	$15.65	3.9

During the year ended June 30, 2009, the Company recorded $2.6 million and $405,000 of share-based compensation expense related to restricted shares for the years ended June 30, 2009 and 2008, respectively.  Expected future compensation expense relating to the non-vested restricted shares at June 30, 2009 is $9.3 million over a weighted average period of 4 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(15)  Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment.  Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $388,000, $302,000 and $304,000 for the years ended June 30, 2009, 2008 and 2007, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2009	$289
2010	289
2011	281
2012	241
2013	177
Thereafter	448
$1,725

At June 30, 2009, the Company had outstanding commitments to purchase when issued securities of $20.0 million.  At June 30, 2008, there were no outstanding commitments to purchase securities.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(16)  Regulatory Capital Requirements

Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the FDIC. The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking. The Company is regulated by the Office of Thrift Supervision (“OTS”).

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2009, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Management believes that, as of June 30, 2009, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2009 and 2008, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC – for		FDIC – to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2009:
Total capital (to risk-weighted assets)	$255,997	19.15%	$106,945	8.00%	$133,681	10.00%
Tier 1 capital (to risk-weighted assets)	239,238	17.90	53,472	4.00	80,208	6.00
Tier 1 capital (to average assets)	239,238	14.31	66,862	4.00	83,578	5.00

As of June 30, 2008:
Total capital (to risk-weighted assets)	$292,483	27.78%	$84,239	8.00%	$105,299	10.00%
Tier 1 capital (to risk-weighted assets)	279,316	26.53	42,120	4.00	63,179	6.00
Tier 1 capital (to average assets)	279,316	19.71	56,680	4.00	70,851	5.00

			FDIC – for		FDIC – to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2009:
Total capital (to risk-weighted assets)	$209,882	15.83%	$106,101	8.00%	$132,626	10.00%
Tier 1 capital (to risk-weighted assets)	193,248	14.57	53,050	4.00	79,575	6.00
Tier 1 capital (to average assets)	193,248	10.59	72,963	4.00	91,204	5.00
As of June 30, 2008:
Total capital (to risk-weighted assets)	$202,862	19.76%	$82,121	8.00%	$102,651	10.00%
Tier 1 capital (to risk-weighted assets)	190,022	18.51	41,060	4.00	61,591	6.00
Tier 1 capital (to average assets)	190,022	13.67	55,609	4.00	69,512	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(17)  Fair Value Measurements

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

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of June 30, 2009 by level within the fair value hierarchy.  As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Assets:	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Securities available for sale	$144,419	27,102	$117,318	$-
Mortgage-backed securities available for sale	128,604	1,141	127,463	-
	$273,023	$28,243	$244,781	$-

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

At June 30, 2009, the Company had impaired loans with outstanding principal balances of $20.0 million that were recorded at their estimated fair value (less cost to sell) of $16.7 million.  Specific reserves for impaired loans totaled $3.3 million at June 30, 2009 and $1.4 million at June 30, 2008.  The Company recorded impairment charges of $4.4 million and $1.4 million for the years ended June 30, 2009 and 2008, respectively, utilizing Level 3 inputs.  Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

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

(18) Fair Value of Financial Instruments

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of June 30, 2009 and 2008. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	2009		2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$135,369	135,369	8,890	8,890
Securities available for sale	144,419	144,419	22,285	22,285
Mortgage-backed securities held to maturity	118,817	120,381	163,950	162,671
Mortgage-backed securities available for sale	128,603	128,603	149,209	149,209
Federal Home Loan Bank of New York stock	25,549	25,549	21,547	21,547
Loans	1,278,623	1,292,394	1,007,077	999,366
Financial liabilities – deposits	1,127,630	1,106,212	698,932	700,582
Financial liabilities – borrowings	508,991	547,202	433,672	445,162

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

(19)  Parent Company Only Financial Statements

The following condensed financial information for Oritani Financial Corp. (parent company only) reflect the investment in its wholly-owned subsidiaries, Oritani Bank, Oritani, LLC and Hampshire Financial, LLC, using the equity method of accounting.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Balance Sheets

	June 30,
	2009	2008
	(In thousands)
Assets:
Cash in Bank	$2,442	47,913
Mortgage Loans, net	24,298	18,659
ESOP loan	15,082	15,483
Securities available for sale, at market value	1,750	2,453
Accrued Interest Receivable	361	623
Investment in Subsidiaries	196,427	193,777
Due from Oritani Financial Corp., MHC	100	100
Other assets	132	19
Total Assets	$240,592	279,027

Liabilities and Equity
Total Liabilities	$494	52
Total Equity	240,098	278,975
Total Liabilities and Equity	$240,592	279,027

Statements of Income

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Interest on mortgage loans	$1,372	1,160	1,159
Interest on ESOP loan	809	1,138	650
Interest income on fed funds	256	2,012	1,378
Net loss on write down of securities	(398)	(352)	-
Other income	81	101	-
Equity in undistributed earnings of subsidiary	4,758	6,953	13,664
Total income	6,878	11,012	16,851

Contribution to charitable foundation	-	-	8,110
Other expenses	466	391	219
Income tax (benefit) expense	860	1,661	(2,512)
Total expenses	1,326	2,052	5,817
Net income	$5,552	8,960	11,034

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Cash Flows
	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$5,552	8,960	11,034
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	-	-	8,110
Impairment charge on securities	398	352	-
Dividends/distributions from subsidiaries	10,241	372	281
Equity in undistributed earnings of subsidiary	(4,758)	(6,953)	(13,664)
Decrease (increase) in accrued interest receivable	262	152	(706)
Increase in other assets	(113)	(19)	-
Increase in other liabilities	436	16	-
Net cash provided by operating activities	12,018	2,880	5,055

Cash flows from investing activities
Additional investments in subsidiaries	(4,759)	(1,410)	(59,958)
Purchase of securities available for sale	-	(2,715)	-
Loan to ESOP	-	-	(15,896)
Principal collected on ESOP loan	401	413	-
(Increase) decrease in mortgage loans, net	(5,639)	320	287
Net cash used in provided by investing activities	(9,997)	(3,392)	(75,567)

Cash flows from financing activities
Purchase of treasury stock	(49,989)	(5,926)	-
Treasury stock issued	2,497	-	-
Proceeds from stock offering, net	-	-	119,520
Cash provided by financing activities	(47,492)	(5,926)	119,520

Net change in cash in bank	(45,471)	(6,438)	49,008

Cash in bank at beginning of period	47,913	54,351	5,343
Cash in bank at end of period	$2,442	47,913	54,351

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2009 and 2008.

	Fiscal 2009 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$20,657	21,862	22,598	23,302
Interest expense	9,887	11,169	11,798	11,646
Net interest income	10,770	10,693	10,800	11,656

Provision for loan losses	1,875	3,500	2,400	2,105
Net interest income after provision for loan losses	8,895	7,193	8,400	9,551

Other income	1,233	(565)	822	1,290
Other expense	5,874	6,542	6,652	8,179

Income before income tax expense	4,254	86	2,570	2,662
Income tax expense	1,748	47	1,067	1,158
Net income	$2,506	$39	1,503	1,504

Basic earnings per common share	$0.07	-	0.04	0.04
Diluted earnings per common share	0.07	-	0.04	0.04

	Fiscal 2008 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$17,043	17,722	18,318	18,508
Interest expense	8,758	9,325	9,594	9,531
Net interest income	8,285	8,397	8,724	8,977

Provision for loan losses	350	950	750	2,600
Net interest income after provision for loan losses	7,935	7,447	7,974	6,377

Other income	1,329	1,174	791	1,642
Other expense	4,218	4,922	4,751	5,600

Income before income tax expense	5,046	3,699	4,014	2,419
Income tax expense	2,073	1,504	1,649	992
Net income	$2,973	$2,195	2,365	1,427

Basic earnings per common share	$0.08	0.06	0.06	0.04
Diluted earnings per common share	0.08	0.06	0.06	0.04

During the fourth quarter of fiscal year 2008, the Company changed the method of recording FHLB of New York capital stock dividends to a cash basis from an accrual basis. This change in methodology decreased the fourth quarter interest income by $312,000.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(21) Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2009	2008
Net income available to common shareholders	$5,552,000	$8,960,000

Weighted average common shares outstanding - basic	36,737,877	39,027,687
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	36,737,877	39,027,687
Earnings per share-basic	$0.15	$0.23
Earnings per share-diluted	$0.15	$0.23

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

(22) Recent Accounting Pronouncements

In May 2009, SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009, and the required disclosure is included in the footnotes to the financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FSP No. 157-4 had an immaterial effect on its fair value estimates.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FAS 115-2 and FAS 124-2 had an immaterial effect on its fair value estimates.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded company as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009 and are included in the footnotes to the financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. EITF Issue No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF Issue No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF Issue No. 08-3 is not expected to have a material impact on its financial condition, results of operations or financial statement disclosures.

In February 2008, FSP No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until July 1, 2009. The Company does not expect that the adoption of FSP No. 157-2 will have a material impact on its consolidated financial statements.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on disclosures in its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements

(a)(2) Financial Statement Schedules

None.

(a)(3)      Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*, ***
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*, ***
10.3	Oritani Bank Director Retirement Plan*, ***
10.4	Oritani Bank Benefit Equalization Plan*, ***
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement*, ***
10.6	Form of Employee Stock Ownership Plan*, ***
10.7	Director Deferred Fee Plan*, ***
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, ***
13	Consolidated Financial Statements
14	Code of Ethics**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

**	Available on our website www.oritani.com
***	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	September 11, 2009	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 11, 2009
Kevin J. Lynch

/s/ John M. Fields, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 11, 2009
John M. Fields, Jr.

/s/ Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 11, 2009
Michael A. DeBernardi

/s/ Nicholas Antonaccio	Director	September 11, 2009
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 11, 2009
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 11, 2009
Robert S. Hekemian, Jr.

/s/ John J. Skelly, Jr.	Director	September 11, 2009
John J. Skelly, Jr.