Form 10-Q
period 2009-09-30
Oritani Financial Corp.
filed 2009-11-06
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
YES ☐   NO ☒

As of October 31, 2009, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share issued, and 37,060,584 outstanding, of which 27,575,476, or 74.4%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Index

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	June 30,
	2009	2009
	(unaudited)
Assets
Cash on hand and in banks	$18,282	$7,729
Federal funds sold and short term investments	14,691	127,640
Cash and cash equivalents	32,973	135,369

Loans, net	1,344,442	1,278,623
Securities available for sale, at market value	277,133	144,419
Mortgage-backed securities held to maturity, estimated market value of $108,085 and $120,381 at September 30, 2009 and June 30, 2009, respectively	105,975	118,817
Mortgage-backed securities available for sale, at market value	115,633	128,603
Bank Owned Life Insurance (at cash surrender value)	29,679	29,385
Federal Home Loan Bank of New York stock ("FHLB"), at cost	25,515	25,549
Accrued interest receivable	8,070	7,967
Investments in real estate joint ventures, net	6,072	5,767
Real estate held for investment	1,203	1,338
Real estate owned	812	—
Office properties and equipment, net	14,199	13,777
Other assets	23,927	23,907
Total Assets	$1,985,633	$1,913,521

Liabilities
Deposits	$1,187,867	$1,127,630
Borrowings	508,203	508,991
Advance payments by borrowers for taxes and insurance	8,637	8,301
Accrued taxes payable	3,876	—
Official checks outstanding	5,416	2,699
Other liabilities	25,992	25,802
Total liabilities	1,739,991	1,673,423

Stockholders' Equity
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at September 30, 2009 and June 30, 2009 37,062,484 outstanding at September 30, 2009 and 37,133,684 outstanding at June 30, 2009	130	130
Additional paid-in capital	131,350	130,375
Unallocated common stock held by the employee stock ownership plan	(13,711)	(13,909)
Treasury stock, at cost; 3,489,678 shares at September 30, 2009 and 3,418,478 shares at June 30, 2009	(54,376)	(53,418)
Retained income	180,248	176,199
Accumulated other comprehensive income, net of tax	2,001	721
Total stockholders' equity	245,642	240,098

Total Liabilities and Stockholders' Equity	$1,985,633	$1,913,521

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three  Months Ended September 30, 2009 and 2008

	Three months ended
	September (unaudited)
	2009	2008
	(in thousands, except per share data)
Interest income:
Interest on mortgage loans	$21,290	$16,689
Interest on securities held to maturity and dividends on FHLB stock	357	324
Interest on securities available for sale	1,602	229
Interest on mortgage-backed securities held to maturity	1,031	1,557
Interest on mortgage-backed securities available for sale	1,437	1,857
Interest on federal funds sold and short term investments	62	1
Total interest income	25,779	20,657

Interest expense:
Deposits	6,313	5,039
Borrowings	5,247	4,848
Total interest expense	11,560	9,887

Net interest income before provision for loan losses	14,219	10,770

Provision for loan losses	2,550	1,875
Net interest income	11,669	8,895

Other income:
Service charges	428	285
Real estate operations, net	389	380
Income from investments in real estate joint ventures	352	254
Bank-owned life insurance	294	278
Net gain on sale of assets	1,043	—
Net gain on sales of securities	1	—
Other income	39	36
Total other income	2,546	1,233

Other expenses:
Compensation, payroll taxes and fringe benefits	4,758	4,351
Advertising	160	122
Office occupancy and equipment expense	529	409
Data processing service fees	267	268
Federal insurance premiums	574	29
Other expenses	540	695
Total other expenses	6,828	5,874

Income before income tax expense	7,387	4,254
Income tax expense	2,904	1,748
Net income	$4,483	$2,506

Net income available to common stockholders	$4,382	$2,506

Basic and diluted income per common share	$0.12	$0.07

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Three Months ended September, 2009 and 2008 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	2,506	—	2,506
Unrealized holding gain on securities available for sale arising during year, net of tax benefit	—	—	—	—	—	(170)	(170)
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	237	237
Total comprehensive income							2,573
Cumulative effect of change in accounting for split-dollar life insurance, net of tax	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(14,452)	—	—	—	(14,452)
Compensation cost for stock options and restricted stock	—	866	—	—	—	—	866
ESOP shares allocated or committed to be released	—	132	—	198	—	—	330

Balance at September 30, 2008	$130	$129,654	$(20,378)	$(14,506)	$173,587	$(274)	$268,213

Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	4,483	—	4,483
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	1,244	1,244
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	1	1
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	35	35
Total comprehensive income							5,763
Cash dividend declared	—	—	—	—	(434)	—	(434)
Purchase of treasury stock	—	—	(958)	—	—	—	(958)
Compensation cost for stock options and restricted stock	—	891	—	—	—	—	891
ESOP shares allocated or committed to be released	—	72	—	198	—	—	270
Tax benefit from stock-based compensation	—	12	—	—	—	—	12

Balance at September 30, 2009	$130	$131,350	$(54,376)	$(13,711)	$180,248	$2,001	$245,642

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$4,483	$2,506
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,161	1,196
Depreciation of premises and equipment	192	148
Amortization and accretion of premiums and discounts, net	28	28
Provision for losses on loans	2,550	1,875
Amortization and accretion of deferred loan fees, net	(311)	(197)
Increase in deferred taxes	(917)	(885)
Gain on sale of securities	(1)	-
Gain on sale of assets	(1,043)	-
Increase in cash surrender value of bank owned life insurance	(294)	(278)
Income from real estate held for investment	(244)	(254)
Income from real estate joint ventures	(352)	(254)
Increase in accrued interest receivable	(103)	(628)
Decrease in other assets	79	1,405
Increase in other liabilities	6,907	1,514
Net cash provided by operating activities	12,135	6,176

Cash flows from investing activities:
Net increase in loans receivable	(69,481)	(100,210)
Purchase of mortgage loans	(3,389)	(25,811)
Proceeeds from sales of mortgage loans	4,000	-
Purchase of securities available for sale	(146,328)	-
Purchase of mortgage-backed securities available for sale	-	(5,102)
Purchase (redemption) of Federal Home Loan Bank of New York stock	34	(3,305)
Principal payments on mortgage-backed securities held to maturity	12,796	10,564
Principal payments on mortgage-backed securities available for sale	13,451	6,199
Proceeds from calls and maturities of securities available for sale	15,000	-
Proceeds from sales of mortgage-backed securities available for sale	250	-
Proceeds from sale of real estate held for investment	1,182	-
Additional investment in real estate held for investment	-	(912)
Distributions received from real estate held for investment	191	165
Additional investment in real estate joint ventures	(387)	(30)
Distributions received from real estate joint ventures	432	306
Purchase of fixed assets	(614)	(326)
Net cash used in investing activities	(172,863)	(118,462)

Cash flows from financing activities:
Net increase in deposits	60,237	54,326
Purchase of treasury stock	(958)	(14,452)
Dividends paid to shareholders	(507)
Tax benefit from stock-based compensation	12	-
Increase in advance payments by borrowers for taxes and insurance	336	417
Proceeds from borrowed funds	-	74,875
Repayment of borrowed funds	(788)	(1,438)
Net cash provided by financing activities	58,332	113,728

Net increase (decrease) in cash and cash equivalents	(102,396)	1,442
Cash and cash equivalents at beginning of period	135,369	8,890
Cash and cash equivalents at end of period	$32,973	$10,332

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,322	$9,762
Income taxes	$30	$2,221
Noncash transfer
Loans receivable transferred to Real estate owned	$812	$-

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2010.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 11, 2009.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”.  This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP.  The Company adopted this standard for our financial statements for periods ending after September 15, 2009.  As a result, the Company’s disclosures in its consolidated financial statements and all future references to authoritative accounting literature will be referenced in accordance with FASB ASC 105-10.  The adoption had no impact on the Company’s financial position, results of operations, and earnings per share.

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

Oritani Financial Corp. and Subsidiaries

2. Subsequent Events

Subsequent events have been evaluated through November 5, 2009.

3. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  ASC 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that our outstanding nonvested restricted stock awards are participating securities.  Accordingly, earnings per common share is computed using the two-class method.  The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Oritani Financial Corp., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock were to vest.  These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

The following is a summary of the Company’s earnings per share calculations and reconciliations of net income to net income available to common shareholders and basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2009	2008
	(in thousands, except earnings per share data)
Net income	$4,483	$2,506
Undistributed earnings allocated to unvested restricted awards	(101)	-
Net income available to common shareholders	$4,382	$2,506

Weighted average common shares outstanding - basic	35,686	38,124
Effect of dilutive non-vested shares and stock options outstanding	-	-

Weighted average common shares outstanding - diluted	35,686	38,124
Earnings per share-basic and diluted	$0.12	$0.07

Oritani Financial Corp. and Subsidiaries

4. Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares.  Additional stock repurchase plans were announced on: September 18, 2008, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, on November 21, 2008 for 10% of the publicly-held outstanding shares, or 1,061,098 shares, and on March 18, 2009, for 10% of the publicly-held outstanding shares, or 967,828 shares.  Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital.  At September 30, 2009, a total of 3,648,637 shares were acquired under these repurchase plans at a weighted average cost of $15.59 per share.   Repurchased shares are held as treasury stock and are available for general corporate purposes.  At November 3, 2009, a total of 3,656,437 shares were acquired under these repurchase plans at a weighted average cost of $15.58 per share.  This program has no expiration date and has 609,791 shares yet to be purchased as of November 3, 2009.

5. Equity Incentive Plan

At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,311,457 stock options and 588,171 shares of restricted stock, and non-employee directors received in aggregate 476,892 stock options and 206,652 shares of restricted stock.  On November 21, 2008, 70,000 stock options were granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices.  All option grants have a vesting period of five years and an expiration period of ten years.  The fair values of all options grants were estimated using the Black Scholes option-pricing model using the following assumptions: an expected life of 6.5 years, risk-free rate of 3.37%, volatility of 28.22% and a dividend yield of 3.55%.  The Company adopted ASC 718, “Compensation-Stock  Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Stock-based compensation expense of $891,000 and $865,000 were recognized for the three months ended September 30, 2009 and 2008, respectively.

The following is a summary of the status of the Company’s non-vested options as of September 30, 2009 and changes therein during the three months then ended:
	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2009	1,848,349	$3.44	$15.65	9.0
Granted	-	-	-	-
Exercised	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2009	1,848,349	$3.44	$15.65	8.6
Exercisable at September 30, 2009	355,670		$15.65

Expected future compensation expense related to the non-vested options outstanding as of September 30, 2009 is $4.1 million over a weighted average period of 3.6 years.

Oritani Financial Corp. and Subsidiaries

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2009 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2009	635,859	$15.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2009	635,859	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of September 30, 2009 is $8.7 million over a weighted average period of 3.6 years.

6. Net Loans and Allowance for Loan Loss

Net Loans are summarized as follows:
	September 30, 2009	June 30, 2009
	(In thousands)
Residential	$263,290	$265,962
Multi-family	299,032	277,589
Commercial real estate	610,304	562,138
Second mortgage and equity loans	51,941	54,769
Construction loans	126,177	130,831
Other loans	17,988	10,993
Total loans	1,368,732	1,302,282
Deferred loan fees, net	(3,125)	(2,979)
Loans, net of deferred loan fees	1,365,607	1,299,303
Allowance for loan losses	(21,165)	(20,680)
Net loans	$1,344,442	$1,278,623

Oritani Financial Corp. and Subsidiaries

The activity in the allowance for loan losses is summarized as follows:

	Three months ended
	September 30,
	(In thousands)
	2009	2008
Balance at beginning of period	$20,680	$13,532
Provisions charged to operations	2,550	1,875
Recoveries of loans previously charged off	—	—
Loans charged off	(2,065)	—
Balance at end of period	$21,165	$15,407

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at September 30, 2009 and June 30, 2009.”

7.  Mortgage-backed Securities Held to Maturity

The following is a comparative summary of mortgage-backed securities held to maturity at September 30, 2009 and June 30, 2009:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$16,943	459	4	17,398
FNMA	28,627	751	—	29,378
GNMA	4,851	19	6	4,864
CMO	55,554	1,003	112	56,445
	$105,975	2,232	122	108,085

Oritani Financial Corp. and Subsidiaries

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$18,783	287	7	19,063
FNMA	31,329	616	2	31,943
GNMA	5,161	16	20	5,157
CMO	63,544	913	239	64,218
	$118,817	1,832	268	120,381

The Company did not sell any mortgage-backed securities held to maturity during the three months ended September 30, 2009 and 2008.  Mortgage-backed securities with fair values of $108.1 million and $120.4 million at September 30, 2009 and June 30, 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances. The Company did not record other than temporary impairment charges during the three months ended September 30, 2009, or 2008.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Gross unrealized losses on mortgage-backed securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and June 30, 2009, were as follows:

	September 30, 2009 Unrealized Losses
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$917	4	—	—	917	4
FNMA	—	—	—	—	—	—
GNMA	—	—	1,962	6	1,962	6
CMO	—	—	2,195	112	2,195	112
	$917	4	4,157	118	5,074	122

Oritani Financial Corp. and Subsidiaries

	June 30, 2009 Unrealized Losses
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$805	2	1,012	5	1,817	7
FNMA	845	2	—	—	845	2
GNMA	—	—	2,009	20	2,009	20
CMO	8,214	43	2,284	196	10,498	239
	$9,864	47	5,305	221	15,169	268

The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac.  The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well.  The Company has one AAA rated private label CMO investment with an amortized cost of $990,000 and a fair value of $896,000.  The security was issued in 2003 and is performing in accordance with contractual terms.  It is expected that the security would not be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

8.  Securities and Mortgage-Backed Securities Available for Sale

The following is a comparative summary of securities and mortgage-backed securities available for sale at September 30, 2009 and June 30, 2009:
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and
federal agency obligations	$266,047	1,613	25	267,635
Corporate bonds	2,000	87	—	2,087
Mutual funds	5,387	223	—	5,610
Equity securities	1,965	28	192	1,801
	$275,399	1,951	217	277,133
Mortgage-backed securities:
FHLMC	$24,525	1,178	34	25,669
FNMA	25,359	1,276	—	26,635
GNMA	2,415	12	1	2,426
CMO	59,413	1,490	—	60,903
	$111,712	3,956	35	115,633

Oritani Financial Corp. and Subsidiaries

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations	$134,754	532	449	134,837
Corporate bonds	2,000	156	—	2,156
Mutual funds	5,636	40	—	5,676
Equity securities	1,965	15	230	1,750
	$144,355	743	679	144,419
Mortgage-backed securities:
FHLMC	$26,979	945	49	27,875
FNMA	27,023	889	1	27,911
GNMA	2,537	21	1	2,557
CMO	68,571	1,689	—	70,260
	$125,110	3,544	51	128,603

The amortized cost and estimated fair value of securities available for sale other than mutual funds, equity securities and mortgage-backed securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	fair
	cost	value
	(In thousands)

Due in one year through five years	$248,047	249,598
Due after five years through ten years	20,000	20,124
Mutual funds and equity securities	7,352	7,411
	$275,399	277,133

Mortgage-backed securities	$111,712	115,633

The Company did not sell any available for sale securities during the three months ended September 30, 2009 and 2008.  Available for sale securities with fair values of $246.2 million and $127.5 million at September 30, 2009 and June 30, 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances.  The Company did not record other than temporary impairment charges during the three months ended September 30, 2009, or 2008.

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and June 30, 2009 were as follows:

Oritani Financial Corp. and Subsidiaries

	September 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$29,841	25	—	—	29,841	25
Equity securities	510	129	137	63	647	192
	$30,351	154	137	63	30,488	217

Mortgage-backed securities:
FHLMC	$3,839	34	—	—	3,839	34
FNMA	—	—	—	—	—	—
GNMA	474	1	—	—	474	1
CMO	—	—	—	—	—	—
	$4,313	35	—	—	4,313	35

	June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$79,202	449	—	—	79,202	449
Equity securities	654	230	—	—	654	230
	$79,856	679	—	—	79,856	679

Mortgage-backed securities:
FHLMC	$4,501	49	—	—	4,501	49
FNMA	1,801	1	—	—	1,801	1
GNMA	501	1	—	—	501	1
CMO	—	—	—	—	—	—
	$6,803	51	—	—	6,803	51

Management has evaluated the securities in the above table and has concluded that, with the exceptions of the equity and mutual fund securities discussed below, none of the securities with losses has impairments that are other-than-temporary.  The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates.

The Equity securities caption relates to holdings of shares in financial industry common stock.  The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages.  Management evaluated its portfolio of equity and mutual fund securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.

Oritani Financial Corp. and Subsidiaries

9. Fair Value Measurements

The Company adopted ASC 820, "Fair Value Measurements and Disclosures", on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

The types of instruments whose values are based on quoted market prices in active markets include most U.S. government and agency securities, mortgage-backed securities, many other sovereign government obligations, and active listed securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy.  As required by ASC 820, the Company does not adjust the quoted price for such instruments.

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of September 30, 2009 by level within the fair value hierarchy.  As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Fair Value as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$277,133	$22,411	$254,722	$-
Mortgage-backed securities available for sale	115,633	-	115,633	-
	$392,766	$22,411	$370,355	$-

Oritani Financial Corp. and Subsidiaries

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

The Company had impaired loans with outstanding principal balances of $17.2 million and $20.0 million at September 30, 2009 and June 30, 2009, respectively, that were recorded at their estimated fair value (less cost to sell) of $14.7 million and $16.7 million at September 30, 2009 and June 30, 2009, respectively.  Specific reserves for impaired loans totaled $2.5 million at September 30, 2009 and $3.3 million at June 30, 2009.  The Company recorded impairment charges of $1.2 million and $740,000 for the three months ended September 30, 2009 and 2008, respectively, utilizing Level 3 inputs.  Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

10.   Fair Value of Financial Instruments

ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

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

Oritani Financial Corp. and Subsidiaries

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of September 30, 2009 and June 30, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$32,973	32,973	135,369	135,369
Securities available for sale	277,133	277,133	144,419	144,419
Mortgage-backed securities held to maturity	105,975	108,085	118,817	120,381
Mortgage-backed securities available for sale	115,633	115,633	128,603	128,603
Federal Home Loan Bank of New York stock	25,515	25,515	25,549	25,549
Loans	1,344,442	1,352,300	1,278,623	1,292,394
Financial liabilities – deposits	1,187,867	1,191,629	1,127,630	1,106,212
Financial liabilities – borrowings	508,203	552,195	508,991	547,202

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

Oritani Financial Corp. and Subsidiaries

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

11. Deposits

Deposits are summarized as follows:

	September 30, 2009	June 30, 2009
	(In thousands)

Demand deposit accounts	$97,715	$88,759
Money market accounts	235,005	199,965
Savings accounts	146,233	147,669
Time deposits	708,914	691,237
Total deposits	$1,187,867	$1,127,630

12. Income Taxes

In June 2006, the FASB issued ASC 740, “Income Taxes”, which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements.  ASC 740 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of ASC 740 may be recognized or, continue to be recognized, upon adoption of this standard. The cumulative effect of applying the provisions of ASC 740 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company adopted ASC 740 on July 1, 2007.  The adoption of ASC 740 resulted in a $900,000 transition adjustment which increased retained income at July 1, 2007.  The Company, through its various wholly owned subsidiaries, deploys several tax strategies.  Based on the facts surrounding these strategies and applicable laws, the Company believes these strategies are more likely than not of being sustained under examination.  The Company believes it will receive 100% of the benefit of the tax positions and has recognized the effects of the tax positions in the financial statements.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2004.  Currently, the Company is not under examination by any taxing authority.

Oritani Financial Corp. and Subsidiaries

13. Recent Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  The update provides guidance on estimating the fair value of a company’s investments in investment companies when the investment does not have a readily determinable fair value.  It amends topic 820 to permit the use of the investment’s net asset value as a practical expedient to determine fair value.  This guidance also requires additional disclosure of the attributes of these investments such as; (i) the nature of any restrictions on the reporting entity’s ability to redeem its investment; (ii) unfunded commitments; and (iii) investment strategies of the investees.  This ASU is effective for the first reporting period ending after December 15, 2009, with earlier application permitted.  The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued a proposed ASU, “Improving Disclosures about Fair Value Measurements.”  The proposed ASU would amend topic 820 to clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation.  The additional disclosures would include: information about the sensitivity of alternative Level 3 inputs and their effects on fair value; significant transfers in and out of Levels 1 and 2; and additional disclosures of Level 3 activity.  If adopted, the proposed ASU would be effective for interim and annual reporting periods ending after December 15, 2009.  The sensitivity disclosures for Level 3 measurements would be effective for reporting periods ending after March 15, 2010.  The Company does not expect the adoption of the proposed ASU to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates topic 820, “Fair Value Measurements and Disclosures”.  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective for the first interim or annual reporting period after issuance.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance now included in topic 855, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The guidance sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for the period ended June 30, 2009, and the required disclosure is included in the footnotes to the financial statements.

Oritani Financial Corp. and Subsidiaries

In April 2009, the FASB issued guidance now included in topic 820, “Fair Value Measurements and Disclosures”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  Under topic 820, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value.  Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009.  The Company’s adoption of the guidance had an immaterial effect on its fair value estimates.

In April 2009, the FASB issued guidance now included in topic 320, “Investments-Debt and Equity Securities”.  The guidance changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The guidance also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009.  The Company’s adoption of the guidance had an immaterial effect on its fair value estimates.

In April 2009, the FASB issued guidance now included in topic 825, “Financial Instruments” requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded company as well as in annual financial statements.  The disclosure requirements are effective for interim reporting periods ending after June 15, 2009 and are included in the footnotes to the financial statements.

In December 2007, the FASB issued guidance under topic 810, “Consolidation”, requiring noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The guidance applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS No. 160 is effective for periods beginning on or after December 15,2008.  The Company adopted the guidance on July 1, 2009 with no material impact on its consolidated financial statements.

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

Oritani Financial Corp. and Subsidiaries

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

Overview

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

Oritani Financial Corp. and Subsidiaries

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Balance Sheet Summary

Total Assets. Total assets increased $72.1 million, or 3.8%, to $1.99 billion at September 30, 2009, from $1.91 billion at June 30, 2009.  The increases were primarily in the captions of loans and securities available for sale (“AFS”).

Cash and Cash Equivalents.  Cash and cash equivalents (which includes fed funds and short term investments) decreased $102.4 million to $33.0 million at September 30, 2009, from $135.4 million at June 30, 2009.  The decrease in cash and cash equivalents is primarily attributable to the increase in loans and securities available for sale (“AFS”).

Loans, net.  Loans, net increased $65.8 million, or 5.1%, to $1.34 billion at September 30, 2009, from $1.28 billion at June 30, 2009.  The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans.  Loan originations totaled $132.3 million for the three months ended September 30, 2009.

The allowance for loan losses increased $485,000 to $21.2 million at September 30, 2009, from $20.7 million at June 30, 2009.  The Company charged off a total of $2.1 million in loans during the quarter ended September 30, 2009.  There were no recoveries in either of the periods.  See discussion of the allowance for loan losses in “Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008”.

Securities Available for Sale.  Securities available for sale increased $132.7 million to $277.1 million at September 30, 2009 from $144.4 million at June 30, 2009.  This increase was due to purchases during the period partially offset by maturities.  The purchases made over the period were primarily to deploy excess liquid funds in invetsments that are likely to return the funds to the Company within one year.  The Company felt the returns for longer term investments were insufficient to compensate for the additional interest rate risk.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $12.8 million, or 10.8%, to $106.0 million at September 30, 2009, from $118.8 million at June 30, 2009.  This decreased was primarily due to principal repayments received.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale decreased $13.0 million, or 10.1%, to $115.6 million at September 30, 2009, from $128.6 million at June 30, 2009.  This decreased was primarily due to principal repayments received.

Deposits.  Deposits increased $60.2 million, or 5.3%, to $1.19 billion at September 30, 2009, from $1.13 billion at June 30, 2009.  The Bank has implemented several initiatives designed to achieve deposit growth.  A new branch location is expected to open in late 2009.  Strong deposit growth remains a strategic objective of the Company.

Stockholders’ Equity.  Stockholders’ equity increased $5.4 million, or 2.3%, to $245.6 million at September 30, 2009, from $240.1 million at June 30, 2009.  On March 18, 2009, the Company announced the commencement of a fourth (967,828 shares) 10% repurchase program.  As of September 30, 2009, the Company had repurchased a total of 3,648,637 shares at a total cost of $56.9 million and an average cost of $15.59 per share.  Through November 3, 2009, the Company had repurchased a total of 3,656,437 shares at a total cost of $57.0 million and an average cost of $15.58 per share.

Oritani Financial Corp. and Subsidiaries

Average Balance Sheet for the Three Months Ended September 30, 2009 and 2008

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2009 and 2008.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields.
	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	September 30, 2009			September 30, 2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,322,362	$21,290	6.44%	$1,069,121	$16,689	6.24%
Securities held to maturity (2)	25,527	357	5.59%	24,027	324	5.39%
Securities available for sale	224,416	1,602	2.86%	22,187	229	4.13%
Mortgage backed securities held to maturity	110,157	1,031	3.74%	158,782	1,557	3.92%
Mortgage backed securities available for sale	123,498	1,437	4.65%	150,362	1,857	4.94%
Federal funds sold and short term investments	69,273	62	0.36%	232	1	1.72%
Total interest-earning assets	1,875,233	25,779	5.50%	1,424,711	20,657	5.80%
Non-interest-earning assets	84,042			74,640
Total assets	$1,959,275			$1,499,351

Interest-bearing liabilities:
Savings deposits	146,718	350	0.95%	146,720	546	1.49%
Money market	221,345	1,014	1.83%	63,595	474	2.98%
NOW accounts	98,464	197	0.80%	73,679	163	0.88%
Time deposits	706,731	4,752	2.69%	424,485	3,856	3.63%
Total deposits	1,173,258	6,313	2.15%	708,479	5,039	2.84%
Borrowings	508,472	5,247	4.13%	488,747	4,848	3.97%
Total interest-bearing liabilities	1,681,730	11,560	2.75%	1,197,226	9,887	3.30%
Non-interest-bearing liabilities	36,818			32,134
Total liabilities	1,718,548			1,229,360
Stockholders' equity	240,727			269,991
Total liabilities and stockholders' equity	$1,959,275			$1,499,351

Net interest income		$14,219			$10,770
Net interest rate spread (3)			2.75%			2.50%
Net interest-earning assets (4)	$193,503			$227,485
Net interest margin (5)			3.03%			3.02%
Average of interest-earning assets to interest-bearing liabilities			111.51%			119.00%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank Stock
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Oritani Financial Corp. and Subsidiaries

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008.

Net Income.  Net income increased $2.0 million to $4.5 million for the quarter ended September 30, 2009, from $2.5 million for the corresponding 2008 quarter.  Net interest income before provision for loan losses increased $3.4 million.  We also recognized a $1.0 million gain on sale of assets in the three months ended September 30, 2009.  These items were partially offset by a $954,000 increase in other expenses and an increase in the provision for loan losses of $675,000.  These changes are discussed in greater detail below.  Our annualized return on average assets was .92% for the quarter ended September 30, 2009, and .67% for the corresponding 2008 quarter.  Our annualized return on average equity was 7.45% for the quarter ended September 30, 2009, and 3.71% for the corresponding 2008 quarter.

Total Interest Income.  Total interest income increased by $5.1 million, or 24.8%, to $25.8 million for the three months ended September 30, 2009, from $20.7 million for the three months ended September 30, 2008.  The majority of the increase was in interest on mortgage loans.  Included in total interest income for the 2009 period is $1.5 million in interest income, prepayment penalties, default interest and deferred fees recovered on the resolution of three classified loans.  Interest on mortgage loans increased by $4.6 million, or 27.6%, to $21.3 million for the three months ended September 30, 2009, from $16.7 million for the three months ended September 30, 2008.  The average balance of loans, net increased to $1.32 billion for the three months ended September 30, 2009 from $1.07 billion for the corresponding 2008 period.  Interest on securities available for sale (“AFS”) increased by $1.4 million to $1.6 million for the three months ended September 30, 2009, from $229,000 for the three months ended September 30, 2008.  The average balance of securities AFS increased over the period to $224.4 million from $22.2 million.  Continuing a trend that began in the quarter ended June 30, 2009, excess liquidity was generally deployed in securities classified as AFS as management felt such investments provided the best risk/reward profile considering the current and projected cash needs of the Company.  Such investments were typically callable notes of government sponsored agencies with limited optionality and call features that made the note likely to be called when the liquidity would be needed by the Company.  Management classified the investments as AFS so they could be sold should unexpected liquidity needs develop.  Interest on federal funds sold and short term investments increased to $62,000 for the three months ended September 30, 2009, from $1,000 for the three months ended September 30, 2008.  Although interest in this caption has increased on a year to year comparison, September 30, 2009 federal fund balances decreased significantly as compared to the balance at June 30, 2009.  Federal fund balances grew significantly over the year but are now being reduced as returns on this investment have decreased dramatically.  The Company seeks to prudently deploy cash inflows as quickly as possible and excess liquidity is typically invested in federal funds sold.

Total Interest Expense. Total interest expense increased by $1.7 million, or 16.9%, to $11.6 million for the three months ended September 30, 2009, from $9.9 million for the three months ended September 30, 2008.  Interest expense on deposits increased by $1.3 million and interest expense on borrowings increased $399,000.  The average balance of deposits increased $464.8 million, or 65.6%, to $1.17 billion for the three months ended September 30, 2009 from $708.5 million for the three months ended September 30, 2008.  The growth primarily occurred in money market and time deposits.  The cost of deposits decreased to 2.15% for the three months ended September 30, 2009 from 2.84% for the three months ended September 30, 2008.  The average balance of borrowings increased to $508.5 million for the three months ended September 30, 2009 from $488.7 million for the three months ended September 30, 2008.  The cost of borrowings increased to 4.13% for the three months ended September 30, 2009 from 3.97% for the three months ended September 30, 2008.

Oritani Financial Corp. and Subsidiaries

Net Interest Income Before Provision for Loan Losses.  Net interest income before provision for loan losses increased by $3.4 million, or 32.0%, to $14.2 million for the three months ended September 30, 2009, from $10.8 million for the three months ended September 30, 2008.  On a trailing quarter basis, net interest income increased by $2.6 million, or 22.0%, from $11.7 million for the three months ended June 30, 2009.  The Company’s net interest rate spreads for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008 were 2.75%, 2.33% and 2.50%, respectively.  The Company’s net interest income and net interest rate spread were both positively impacted in the three months ended September 30, 2009 due to the recovery of nonaccrual interest income and default interest on loans delinquent more than 90 days.  The total of such income recovered was $1.5 million for the three months ended September 30, 2009.  Absent these recoveries, the Company’s net interest income and net interest rate spread for the three months ended September 30, 2009 would have been $12.7 million and 2.47%, respectively.

Provision for Loan Losses.  The Company recorded a provision for loan losses of $2.6 million for the three months ended September 30, 2009 as compared to $1.9 million for the three months ended September 30, 2008.  As in prior periods, loan growth was a component of the provision for loan losses in the 2009 period.  The delinquency and nonaccrual totals, however, remain the primary contributors to the increased level of provision for loan losses.

Delinquency information is provided below:

Delinquency Totals (in thousands)
	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08
30 - 59 days past due	$14,318	$6,727	$4,897	$4,979	$16,624
60 - 89 days past due	1,049	17,825	2,130	5,942	1,381
90+ days past due and accruing	-	-	-	-	-
Nonaccrual	52,557	52,465	52,260	44,067	25,337
Total	$67,924	$77,017	$59,287	$54,988	$43,342

Total delinquent loans decreased by $9.1 million to $67.9 million at September 30, 2009, from $77.0 million at June 30, 2009.  While the total decreased over the quarter, nonaccrual and total delinquent loan totals remain at an elevated level.  There was significant activity within the delinquency captions over the quarter.  Four loans, totaling $17.6 million, moved from the 60-90 days past due category at June 30, 2009, to the nonaccrual category at September 30, 2009.  Resolution of these new nonaccrual loans has been a focus of management, and management is cautiously optimistic that the vast majority of these new matters can be resolved shortly.  Three of the June 30, 2009 nonaccrual loans, totaling $17.2 million, were resolved as of September 30, 2009.  One of the loans was paid in full by the borrower; another was paid in full via proceeds from a bankruptcy court sale and another was resolved through sale of the note.  An additional component of the June 30, 2009 nonaccrual total was transferred to REO as title was obtained for this property.  As discussed earlier, the Company realized $1.5 million of nonaccrual and default interest associated with the collection of the three nonaccrual loans.  An additional $500,000 of late fee income and legal expense reimbursement was also obtained in conjunction with these collections.  As discussed in prior releases, the Company has continued its aggressive posture toward delinquent borrowers.  The Company realizes that such actions contribute to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.

Oritani Financial Corp. and Subsidiaries

Nonaccrual loans totaled $52.6 million at September 30, 2009.  Several of the loans that comprise this total have been discussed in prior public releases.  A current summary of the significant nonaccrual loans follows:

•           Two of these loans are to one borrower and totaled $16.1 million at September 30, 2009.  The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey.  The borrower declared bankruptcy and Oritani has provided debtor in possession financing for the completion of the condominium construction project.  While one commercial unit in the project was sold over the quarter, delays continue to be encountered in finalizing the project and obtaining certificates of occupancy for the residential units.  Numerous residential units are under contract providing a clear indicator of current value.  Oritani charged off $2.0 million of the construction loan during the quarter ended September 30, 2009, as this portion has been determined to be an incurred loss.  Combined with prior charge offs, a total of $4.0 million of this loan had been charged off as of September 30, 2009.  Both loans are classified as impaired as of September 30, 2009.  Specific reserves totaling $1.8 million have been recorded against these loans.

•           A $7.9 million loan secured by a retail mall in Northern New Jersey.  This loan is classified as nonaccrual and impaired at September 30, 2009.  Oritani is in litigation with this borrower, foreclosure proceedings are progressing and a rent receiver has been placed in control of the operations of this property.  The borrower has declared bankruptcy.  Net cash generated from the operation of this property is being forwarded from the rent receiver to Oritani.  In accordance with the results of the impairment analyses, no reserve was required for this loan as it was considered to be well collateralized.  Management is cautiously optimistic this loan can be resolved shortly.

•           Three loans to one borrower that total $6.6 million.  These loans are secured by various warehouse properties in Rockland, Nassau and Westchester counties, New York.  All three of these loans are classified as nonaccrual and impaired at September 30, 2009.  Oritani is in litigation with the borrower and the guarantor, and foreclosure proceedings are progressing.   A rent receiver has been appointed on all three of the properties.  Two of the three entities that were formed by the borrower to hold the assets that secure the borrowings, as well as the related operating company, have been placed in bankruptcy.  A trustee has been appointed for these two properties and the trustee has converted the cases to a liquidation.  The bankruptcy court sale of these properties is currently scheduled for December, 2009.  In accordance with the results of the impairment analyses, specific reserves totaling $600,000 have been recorded against these loans.

•           A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey.  The borrower has experienced cash flow difficulties.  Oritani is in litigation with this borrower, foreclosure proceedings are progressing and all tenant rent payments are being made directly to Oritani.  In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.  This loan was classified as 60-89 days past due at June 30, 2009.

•           A $3.1 million commercial property located in Bergen County, New Jersey.  The borrower and guarantor on this loan have declared bankruptcy.  They have submitted a contract for sale of the property (with a December, 2009 closing) to the bankruptcy court in an amount sufficient to fully repay the amount due to Oritani.  In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.  This loan was classified as 60-89 days past due at June 30, 2009.

Oritani Financial Corp. and Subsidiaries

•           A $1.1 million multifamily loan located in Hudson County, New Jersey.  The Bank and the borrower have signed a forbearance agreement and the borrower is making payments in accordance with the agreement.  The loan will remain classified as nonaccrual until a greater history of satisfactory payment under the forbearance agreement is demonstrated.

•           A $2.3 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey.  The borrower encountered cash flow difficulties due to an extended construction and marketing period.  The borrower requested an extension of the loan but Oritani declined the request, and we are now pursuing legal remedies. This loan was less than 30 days past due at June 30, 2009.

Other Income.  Other income increased by $1.3 million to $2.5 million for the three months ended September 30, 2009, from $1.2 million for the three months ended September 30, 2008.  The primary reason for the increase is a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment.  Service charges increased by $143,000 to $428,000 for the three months ended September 30, 2009, from $285,000 for the three months ended September 30, 2008, primarily due to payment of late charges on the resolution of delinquent loans described above.

Other Expense.  Operating expenses increased by $954,000, or 16.2%, to $6.8 million for the three months ended September 30, 2009, from $5.9 million for the three months ended September 30, 2008.  FDIC insurance premiums increased significantly over the quarter due to an increase in FDIC insurance rates, an increase in insurable deposits and the depletion of a credit against FDIC insurance charges.  FDIC insurance premiums increased to $574,000 for the three months ended September 30, 2009, from $29,000 for the three months ended September 30, 2008.  Compensation, payroll taxes and fringe benefits increased by $407,000 to $4.8 million for the three months ended September 30, 2009, from $4.4 million for the three months ended September 30, 2008.  The increase was primarily due to increased compensation costs of $279,000, increased health insurance costs of $52,000 and increased payroll taxes of $29,000 as the Company has increased personnel to assist with implementing the organic growth strategy.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2009, was $2.9 million, due to pre-tax income of $7.4 million, resulting in an effective tax rate of 39.3%.  For the three months ended September 30, 2008, income tax expense was $1.7 million, due to pre-tax income of $4.3 million, resulting in an effective tax rate of 41.1%.  The change in the effective tax rate in the three months ended September 30, 2009 compared with the same period for the prior year reflects the impact of tax planning strategies and increased pre-tax earnings in relation to permanent tax items.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) borrowings and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

Oritani Financial Corp. and Subsidiaries

At September 30, 2009, the Company had no overnight borrowings from the FHLB.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  The Company had total borrowings of $508.2 million at September 30, 2009 and $509.0 million at June 30, 2009.  The Company’s total borrowings at September 30, 2009, consisted of the $508.2 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp., MHC.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2009, outstanding commitments to originate loans totaled $41.1 million and outstanding commitments to extend credit totaled $67.3 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $623.4 million at September 30, 2009.  Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

As of September 30, 2009, the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,487	18.4%	$113,949	8.0%
Tier I capital (to risk-weighted assets)	243,641	17.1	56,974	4.0
Tier I capital (to average assets)	243,641	12.4	78,371	4.0

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital and increase financing.  Oritani is not participating in this program.  Oritani currently supports very strong capital ratios and capital levels have not been, and are not anticipated to be, a hindrance on our ability to lend.  In addition, participation in the program could limit our flexibility regarding capital management strategies such as dividends and repurchases.  The Treasury and the FDIC have also announced an insurance guarantee program, whereby all funds in non-interest bearing transaction deposit account, regardless of their balance, would be covered by FDIC insurance through June 30, 2010.  Oritani is a participant in this program.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies.  Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments.  Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value.  Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition.  These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.  For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2009.

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

Oritani Financial Corp. and Subsidiaries

The table below sets forth, as of September 30, 2009, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
		Estimated Increase (Decrease) in		Value of Assets (3)
Change in Interest		NPV			Increase
Rates (basis	Estimated				(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
+200	147,190	(83,808)	(36.3)%	7.9	(364)
0	230,998	—	—	11.6	—
-100	267,080	36,082	15.6	12.9	136

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2009, in the event of a 100 basis point decrease in interest rates, we would experience a 15.6% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 36.3% decrease in net portfolio value.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 1A. Risk Factors

The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 11, 2009, and may adversely affect our business, financial condition and operating results.  In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results.  As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC Has Proposed A Rule That Would Require Us To Prepay Insurance Premiums

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 30, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $8.2 million.  We expect that we will be able to make the prepayment from available cash on hand.

A Legislative Proposal Has Been Introduced That Would Eliminate Oritani Financial Corp.’s Primary Federal Regulator And Subject Oritani Financial Corp. To Be Treated As A Bank Holding Company Regulated By The Federal Reserve Board

The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure.  The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge Oritani Financial Corp.’s primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks.  The proposal, if adopted, also would subject Oritani Financial Corp. to regulation by the Federal Reserve to be regulated as a bank holding company.

Oritani Financial Corp. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2009 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plans	the Plans (1)
July	69,600	13.47	69,600	619,191
August	1,600	13.08	1,600	617,591
September	-	-	-	617,591
	71,200	$13.46	71,200

(1)
On March 18, 2009, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 967,828 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 18, 2009.  This program has no expiration date and has 617,591 shares yet to be purchased as of September 30, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period covered by this report, the Company did not submit any matters to the vote of security holders.

Item 5. Other Information

Not applicable

Oritani Financial Corp. and Subsidiaries

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *
3.2	Bylaws of Oritani Financial Corp. *
4	Form of Common Stock Certificate of Oritani Financial Corp. *
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch*, ***
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers*, ***
10.3	Oritani Bank Director Retirement Plan*, ***
10.4	Oritani Bank Benefit Equalization Plan*, ***
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement*, ***
10.6	Form of Employee Stock Ownership Plan*, ***
10.7	Director Deferred Fee Plan*, ***
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, ***
14	Code of Ethics**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-137309).
**	Available on our website www.oritani.com
***	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: November 6, 2009	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 6, 2009	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer