Form 10-Q
period 2009-12-31
Oritani Financial Corp.
filed 2010-02-08
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
YES ☐   NO ☒

As of February 8, 2010, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, issued and 37,041,184 outstanding, of which 27,575,476, or 74.4%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Index

		Page
Part I. Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2009 (unaudited)
	and June 30, 2009	3

	Consolidated Statements of Income for the Three and Six Months
	Ended December 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity for the
	Six Months Ended December 31, 2009 and 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2009 and 2008 (unaudited)	6

	Notes to unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II. Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

	Signature Page	39

Part I. Financial Information
Item 1.  Financial Statements

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	June 30,
	2009	2009
	(unaudited)
Assets
Cash on hand and in banks	$5,479	$7,729
Federal funds sold and short term investments	20,853	127,640
Cash and cash equivalents	26,332	135,369

Loans, net	1,357,157	1,278,623
Securities available for sale, at market value	320,439	144,419
Mortgage-backed securities held to maturity, market value of $88,223 and $120,381 at December 31, 2009 and June 30, 2009, respectively	86,182	118,817
Mortgage-backed securities available for sale, at market value	98,513	128,603
Bank Owned Life Insurance (at cash surrender value)	29,973	29,385
Federal Home Loan Bank of New York stock ("FHLB"), at cost	25,481	25,549
Accrued interest receivable	8,786	7,967
Investments in real estate joint ventures, net	5,836	5,767
Real estate held for investment	1,222	1,338
Real estate owned	600	—
Office properties and equipment, net	14,730	13,777
Other assets	31,623	23,907
Total Assets	$2,006,874	$1,913,521

Liabilities
Deposits	$1,210,507	$1,127,630
Borrowings	507,439	508,991
Advance payments by borrowers for taxes and insurance	9,347	8,301
Accrued taxes payable	2,781	—
Official checks outstanding	3,884	2,699
Other liabilities	24,966	25,802
Total liabilities	1,758,924	1,673,423

Stockholders' Equity

Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at December 31, 2009 and June 30, 2009 37,041,184 outstanding at December 31, 2009 and 37,133,684 outstanding at June 30, 2009	130	130
Additional paid-in capital	132,339	130,375
Unallocated common stock held by the employee stock ownership plan	(13,512)	(13,909)
Treasury stock, at cost; 3,510,978 shares at December 31, 2009 and 3,418,478 shares at June 30, 2009	(54,649)	(53,418)
Retained income	182,528	176,199
Accumulated other comprehensive income, net of tax	1,114	721
Total stockholders' equity	247,950	240,098

Total Liabilities and Stockholders' Equity	$2,006,874	$1,913,521

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three and Six Months Ended December 31, 2009 and 2008
(in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	unaudited
Interest income:
Interest on mortgage loans	$20,775	$17,956	$42,065	$34,645
Interest on securities held to maturity and dividends on FHLB stock	360	211	717	535
Interest on securities available for sale	2,136	404	3,738	633
Interest on mortgage-backed securities held to maturity	887	1,475	1,918	3,032
Interest on mortgage-backed securities available for sale	1,281	1,816	2,718	3,673
Interest on federal funds sold and short term investments	28	—	90	1
Total interest income	25,467	21,862	51,246	42,519

Interest expense:
Deposits	5,810	6,077	12,123	11,116
Borrowings	5,247	5,092	10,494	9,940
Total interest expense	11,057	11,169	22,617	21,056

Net interest income before provision for loan losses	14,410	10,693	28,629	21,463

Provision for loan losses	2,500	3,500	5,050	5,375
Net interest income	11,910	7,193	23,579	16,088

Other income:
Service charges	328	323	756	608
Real estate operations, net	321	322	710	702
Income from investments in real estate joint ventures	256	289	608	543
Bank-owned life insurance	294	265	588	543
Net gain on sale of assets	—	—	1,043	—
Net loss on sales of and writedowns of securities	(191)	(1,800)	(190)	(1,800)
Other income	59	36	98	72
Total other income (loss)	1,067	(565)	3,613	668

Other expenses:
Compensation, payroll taxes and fringe benefits	5,458	4,678	10,216	9,029
Advertising	169	142	329	264
Office occupancy and equipment expense	575	514	1,104	923
Data processing service fees	279	261	546	529
Federal insurance premiums	585	31	1,159	60
Other expenses	1,100	916	1,640	1,611
Total operating expenses	8,166	6,542	14,994	12,416

Income before income tax expense	4,811	86	12,198	4,340
Income tax expense	1,882	47	4,786	1,795
Net income	$2,929	$39	$7,412	$2,545

Net income available to common stockholders	$2,822	$38	$7,206	$2,495

Basic and fully diluted income per common share	$0.08	$-	$0.20	$0.07

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders' Equity
Six Months ended December 31, 2009 and 2008 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	2,545	—	2,545
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	562	562
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	902	902
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	254	254
Total comprehensive income							4,263
Cumulative effect of change in accounting for split-dollar life insurance, net of tax	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(38,217)	—	—	—	(38,217)
Compensation cost for stock options and restricted stock	—	1,756	—	—	—	—	1,756
ESOP shares allocated or committed to be released	—	257	—	396	—	—	653

Balance at December 31, 2008	$130	$130,669	$(44,143)	$(14,308)	$173,626	$1,377	$247,351

Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	7,412	—	7,412
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	265	265
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	58	58
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	70	70
Total comprehensive income							7,805
Cash dividend declared	—	—	—	—	(1,083)	—	(1,083)
Purchase of treasury stock	—	—	(1,231)	—	—	—	(1,231)
Compensation cost for stock options and restricted stock	—	1,782	—	—	—	—	1,782
ESOP shares allocated or committed to be released	—	140	—	397	—	—	537
Tax benefit from stock-based compensation	—	42	—	—	—	—	42

Balance at December 31, 2009	$130	$132,339	$(54,649)	$(13,512)	$182,528	$1,114	$247,950

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$7,412	$2,545
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,319	2,409
Depreciation of premises and equipment	395	321
Amortization and accretion of premiums and discounts, net	1	43
Provision for losses on loans	5,050	5,375
Amortization and accretion of deferred loan fees, net	(457)	(379)
Increase in deferred taxes	(1,338)	(3,187)
Impairment charge on securities	202	1,751
(Gain) loss on sale of securities	(12)	49
Gain on sale of assets	(1,043)	-
Writedown of real estate owned	212	-
Increase in cash surrender value of bank owned life insurance	(588)	(544)
Income from real estate held for investment	(440)	(504)
Income from real estate joint ventures	(608)	(543)
Increase in accrued interest receivable	(819)	(1,211)
(Increase) decrease in other assets	(6,509)	1,175
Increase in other liabilities	3,596	3,552
Net cash provided by operating activities	7,373	10,852

Cash flows from investing activities:
Net increase in loans receivable	(84,245)	(169,080)
Purchase of mortgage loans	(3,694)	(32,231)
Proceeeds from sales of mortgage loans	4,000	-
Purchase of securities available for sale	(251,027)	(25,000)
Purchase of mortgage-backed securities available for sale	-	(10,116)
Redemption (purchase) of Federal Home Loan Bank of New York stock	68	(2,603)
Principal payments on mortgage-backed securities held to maturity	23,075	19,590
Principal payments on mortgage-backed securities available for sale	24,042	11,640
Proceeds from calls and maturities of securities available for sale	75,000	10,000
Proceeds from sales of mortgage-backed securities held to maturity	9,361	-
Proceeds from sales of mortgage-backed securities available for sale	6,087	-
Proceeds from sales of securities available for sale	500	250
Purchase of Bank Owned Life Insurance	-	(1,120)
Proceeds from sale of real estate held for investment	1,182	-
Additional investment in real estate held for investment	-	(1,290)
Distributions received from real estate held for investment	398	348
Additional investment in real estate joint ventures	(387)	(30)
Distributions received from real estate joint ventures	917	843
Purchase of fixed assets	(1,348)	(891)
Net cash used in investing activities	(196,071)	(199,690)

Cash flows from financing activities:
Net increase in deposits	82,877	181,014
Purchase of treasury stock	(1,231)	(38,217)
Dividends paid to shareholders	(1,521)	-
Tax benefit from stock-based compensation	42	-
Increase in advance payments by borrowers for taxes and insurance	1,046	1,129
Proceeds from borrowed funds	-	322,225
Repayment of borrowed funds	(1,552)	(264,402)

Net cash provided by financing activities	79,661	201,749
Net (decrease) increase in cash and cash equivalents	(109,037)	12,911
Cash and cash equivalents at beginning of period	135,369	8,890
Cash and cash equivalents at end of period	$26,332	$21,801

Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,766	$20,819
Income taxes	$2,674	$4,646
Noncash transfer
Loans receivable transferred to Real estate owned	$812	$-
Real Estate held for investment transferred to Office property and equipment	$-	$3,690

See accompanying notes to unaudited consolidated financial statements.

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (the Bank), Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Ormon LLC (Ormon), and Oritani Asset Corporation (a real estate investment trust), collectively, the “Company or Oritani.”

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six month period ended December 31, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2010.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2009 and June 30, 2009 and in the Consolidated Statements of Income for the three and six months ended December 31, 2009 and 2008.  Actual results could differ significantly from those estimates.

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

2. Subsequent Events

In preparing the consolidated financial statements, management considers transactions that occur after the balance sheet date but before financial statement issuance to determine whether such transactions or events provide evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, or whether such events which did not exist at the balance sheet date may be of such a nature that they should be disclosed in the financial statements.  In preparing the consolidated financial statements, management has considered transactions and events through February 8, 2010.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock were to vest.  These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

The following is a summary of the Company’s earnings per share calculations and reconciliations of net income to net income available to common shareholders and basic to diluted earnings per share.

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2009	2008	2009	2008
	(in thousands, except earnings per share data)
Net income	$2,929	$39	$7,412	$2,545
Undistributed earnings allocated to unvested restricted awards	(107)	(1)	(206)	(50)
Net income available to common shareholders	$2,822	$38	$7,206	$2,495

Weighted average common shares outstanding - basic	35,688	36,906	35,687	37,515
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-

Weighted average common shares outstanding - diluted	35,688	36,906	35,687	37,515
Earnings per share-basic and diluted	$0.08	$0.00	$0.20	$0.07

4. Stock Repurchase Program

On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares.  Additional stock repurchase plans were announced on: September 18, 2008, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, on November 21, 2008 for 10% of the publicly-held outstanding shares, or 1,061,098 shares, and on March 18, 2009, for 10% of the publicly-held outstanding shares, or 967,828 shares.  Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company's liquidity requirements and alternative uses of capital.  At December 31, 2009, a total of 3,669,937 shares were acquired under these repurchase plans at a weighted average cost of $15.57 per share.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  No additional shares have been purchased through February 8, 2010.  This program has no expiration date and has 596,291 shares yet to be purchased as of February 8, 2010.

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

Stock-based compensation expense of $1.8 million and $1.7 million was recognized for the six months ended December 31, 2009 and 2008, respectively.

The following is a summary of the status of the Company’s non-vested options as of December 31, 2009 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Outstanding at June 30, 2009	1,848,349	$3.44	$15.65	9.0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	6,624	3.44	15.65	8.8
Expired	-	-	-	-
Outstanding at December 31, 2009	1,841,725	$3.44	$15.65	8.4
Exercisable at December 31, 2009	368,345		$15.65

Expected future compensation expense related to the non-vested options outstanding as of December 31, 2009 is $3.8 million over a weighted average period of 3.4 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2009 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2009	635,859	$15.65
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2009	635,859	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of December 31, 2009 is $8.1 million over a weighted average period of 3.3 years.

6. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees.  The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees.  The net periodic cost of the BEP plan for the six months ended December 31, 2009 and 2008 were $90,000 and $109,000, respectively,  the net periodic cost of the Directors’ plan for the six months ended December 31, 2009 and 2008 were $264,000 and $196,000, respectively, and the net periodic cost of the medical plan were $147,000 and $145,000 for the six months ended December 31, 2009 and 2008.

7. Net Loans and Allowance for Loan Loss

Net Loans are summarized as follows:

	December 31, 2009	June 30, 2009
	(In thousands)
Residential	$260,056	$265,962
Multi-family	296,314	277,589
Commercial real estate	628,507	562,138
Second mortgage and equity loans	51,036	54,769
Construction loans	124,898	130,831
Other loans	21,613	10,993
Total loans	1,382,423	1,302,282
Deferred loan fees, net	(3,102)	(2,979)
Loans, net of deferred loan fees	1,379,321	1,299,303
Allowance for loan losses	(22,164)	(20,680)
Net loans	$1,357,157	$1,278,623

The activity in the allowance for loan losses is summarized as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
Balance at beginning of period	$21,165	$15,407	$20,680	$13,532
Provisions charged to operations	2,500	3,500	5,050	5,375
Recoveries of loans previously charged off	3	—	3	—
Loans charged off	(1,504)	—	(3,569)	—
Balance at end of period	$22,164	$18,907	$22,164	$18,907

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2009 and June 30, 2009.”

8.  Mortgage-backed Securities Held to Maturity

The following is a comparative summary of mortgage-backed securities held to maturity at December 31, 2009 and June 30, 2009:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$15,740	396	1	16,135
FNMA	24,589	712	—	25,301
GNMA	2,423	5	2	2,426
CMO	43,430	931	—	44,361
	$86,182	2,044	3	88,223

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$18,783	287	7	19,063
FNMA	31,329	616	2	31,943
GNMA	5,161	16	20	5,157
CMO	63,544	913	239	64,218
	$118,817	1,832	268	120,381

Proceeds from the sale of securities held to maturity for the six months ended December 31, 2009 were $9.4 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. These securities had an amortized cost of $9.5 million. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining.  The Company did not sell any mortgage-backed securities held to maturity during the six months ended December 31, 2008.  Mortgage-backed securities with fair values of $88.2 million and $120.4 million at December 31, 2009 and June 30, 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances.  The Company did not record other than temporary impairment charges on securities held to maturity during the six months ended December 31, 2009, or 2008.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Gross unrealized losses on mortgage-backed securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and June 30, 2009, were as follows:

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$859	2	—	—	859	2
GNMA	1,749	1	—	—	1,749	1
	$2,608	3	—	—	2,608	3

	June 30, 2009
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$805	2	1,012	5	1,817	7
FNMA	845	2	—	—	845	2
GNMA	—	—	2,009	20	2,009	20
CMO	8,214	43	2,284	196	10,498	239
	$9,864	47	5,305	221	15,169	268

The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac.  The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.  The Company had one AAA rated private label CMO investment with an amortized cost of $946,000 and a fair value of $809,000.  This security was sold during the six months ended December 31, 2009 resulting in a loss of $137,000.

9.  Securities and Mortgage-Backed Securities Available for Sale

The following is a comparative summary of securities and mortgage-backed securities available for sale at December 31, 2009 and June 30, 2009:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations	$310,775	1,010	591	311,194
Corporate bonds	2,000	83	—	2,083
Mutual funds	5,148	213	—	5,361
Equity securities	1,763	54	16	1,801
	$319,686	1,360	607	320,439
Mortgage-backed securities:
FHLMC	$22,352	993	45	23,300
FNMA	20,267	978	—	21,245
CMO	52,566	1,402	—	53,968
	$95,185	3,373	45	98,513

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations	$134,754	532	449	134,837
Corporate bonds	2,000	156	—	2,156
Mutual funds	5,636	40	—	5,676
Equity securities	1,965	15	230	1,750
	$144,355	743	679	144,419
Mortgage-backed securities:
FHLMC	$26,979	945	49	27,875
FNMA	27,023	889	1	27,911
GNMA	2,537	21	1	2,557
CMO	68,571	1,689	—	70,260
	$125,110	3,544	51	128,603

The amortized cost and estimated fair value of securities available for sale other than mutual funds, equity securities and mortgage-backed securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	fair
	cost	value
	(In thousands)

Due in one year through five years	$297,798	298,328
Due after five years through ten years	14,977	14,949
Mutual funds and equity securities	6,911	7,162
	$319,686	320,439

Mortgage-backed securities	$95,185	98,513

Proceeds from the sale of mortgage-backed securities available for sale for the six months ended December 31, 2009 were $6.1 million, resulting in gross gains and gross losses of $112,000 and $5,000, respectively.  These securities had an amortized cost of $6.0 million.  The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages and was deemed other-than-temporarily impaired during fiscal 2009.  The Company recorded a non-cash impairment charge to earnings of $1.4 million for the six months ended December 31, 2008 on the mutual fund, there were no impairment charges on this security for the six months ended December 31, 2009.  Proceeds from the sale of the mutual fund were $500,000 and $250,000 for the six months ended December 31, 2009 and 2008, respectively,  resulting in a gain of $12,000 for the six months ended December 31, 2009 and a loss of $49,000 for the six months ended December 31, 2008.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  During fiscal 2010 and 2009 several of these holdings were deemed other-than-temporarily impaired.  The Company recorded a non-cash impairment charge to earnings of $202,000 and $399,000 for the six months ended December 31, 2009 and 2008, respectively, on the equity securities.  Available for sale securities with fair values of $266.4 million and $127.5 million at December 31, 2009 and June 30, 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances.

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and June 30, 2009 were as follows:

	December 31, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$118,733	591	—	—	118,733	591
Equity securities	187	16	—	—	187	16
	$118,920	607	—	—	118,920	607

Mortgage-backed securities:
FHLMC	$573	2	2,757	43	3,330	45
	$573	2	2,757	43	3,330	45

	June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$79,202	449	—	—	79,202	449
Equity securities	654	230	—	—	654	230
	$79,856	679	—	—	79,856	679

Mortgage-backed securities:
FHLMC	$4,501	49	—	—	4,501	49
FNMA	1,801	1	—	—	1,801	1
GNMA	501	1	—	—	501	1
CMO	—	—	—	—	—	—
	$6,803	51	—	—	6,803	51

At December 31, 2009, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary.  The securities that have been in an unrealized loss position for 12 months or longer include US government agency securities and mortgage backed securities whose market values are sensitive to interest rates.

At December 31, 2009, management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of the issuer, management believes that it could recover its investment in the security.

10. Fair Value Measurements

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

The following table sets forth the Company's financial assets that were accounted for at fair values on a recurring basis as of December 31, 2009 and June 30, 2009 by level within the fair value hierarchy.  As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Fair Value as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$320,439	$56,871	$263,568	$-
Mortgage-backed securities available for sale	98,513	-	98,513	-
	$418,952	$56,871	$362,081	$-

	Fair Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale	$144,419	$27,102	$117,318	$-
Mortgage-backed securities available for sale	128,604	1,141	127,463	-
	$273,023	$28,243	$244,781	$-

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

The Company had impaired loans with outstanding principal balances of $24.1 million and $20.0 million at December 31, 2009 and June 30, 2009, respectively, that were recorded at their estimated fair value (less cost to sell) of $21.0 million and $16.7 million at December 31, 2009 and June 30, 2009, respectively.  Specific reserves for impaired loans totaled $3.1 million at December 31, 2009 and $3.3 million at June 30, 2009.  The Company recorded impairment charges of $2.7 million and $740,000 for the six months ended December 31, 2009 and 2008, respectively, utilizing Level 3 inputs.  Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

11.   Fair Value of Financial Instruments

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as residential mortgage, construction, land and consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820, "Fair Value Measurements and Disclosures.”

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of December 31, 2009 and June 30, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	December 31, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,332	26,332	135,369	135,369
Securities available for sale	320,439	320,439	144,419	144,419
Mortgage-backed securities
held to maturity	86,182	88,223	118,817	120,381
Mortgage-backed securities
available for sale	98,513	98,513	128,603	128,603
Federal Home Loan Bank of
New York stock	25,481	25,481	25,549	25,549
Loans	1,357,157	1,374,712	1,278,623	1,292,394
Financial liabilities – deposits	1,210,507	1,212,923	1,127,630	1,106,212
Financial liabilities – borrowings	507,439	543,451	508,991	547,202

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

12. Deposits

Deposits are summarized as follows:

	December 31, 2009	June 30, 2009
	(In thousands)
Demand deposit accounts	$106,968	$88,759
Money market accounts	271,583	199,965
Savings accounts	146,442	147,669
Time deposits	685,514	691,237
Total deposits	$1,210,507	$1,127,630

13. Income Taxes

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

14. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method.  The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations.  Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  At December 31, 2009, the net book value of real estate joint ventures is $5.6 million.  The gross appraised value and equity is $96.3 million and $62.3 million, respectively.  Oritani’s share of the equity is $31.2 million, or $25.5 million in excess of the book value.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes.  Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities.  The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement.  Properties held for investment purposes are carried at cost less accumulated depreciation.  At December 31, 2009, the net book value of real estate held for investment is $(188,000).  The gross appraised value and equity is $42.0 million and $37.0 million, respectively.  Oritani’s share of the equity is $23.9 million, or $24.1 million in excess of the book value..

15. Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  The update provides guidance on estimating the fair value of a company’s investments in investment companies when the investment does not have a readily determinable fair value.  It amends topic 820 to permit the use of the investment’s net asset value as a practical expedient to determine fair value.  This guidance also requires additional disclosure of the attributes of these investments such as; (i) the nature of any restrictions on the reporting entity’s ability to redeem its investment; (ii) unfunded commitments; and (iii) investment strategies of the investees.  This ASU is effective for the first reporting period ending after December 15, 2009, with earlier application permitted.  The  adoption of the ASU did not have a material impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value”, which updates topic 820, “Fair Value Measurements and Disclosures”.  The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability.  This guidance is effective for the first interim or annual reporting period after issuance.  The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65).  This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk.  Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC topic 820 Fair Value Measurements and Disclosures.  This guidance is effective for fiscal years beginning after December 15, 2009.  The Company does not expect the adoption to have a material effect on its consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

Balance Sheet Summary

Total Assets. Total assets increased $93.4 million, or 4.9%, to $2.01 billion at December 31, 2009, from $1.91 billion at June 30, 2009.  The increase was due primarily to the growth of loans and securities AFS.

Cash and Cash Equivalents.  Cash and cash equivalents (which includes fed funds and short term investments) decreased $109.1 million to $26.3 million at December 31, 2009, from $135.4 million at June 30, 2009 as excess liquidity was deployed primarily into securities available for sale.

Loans, net.  Loans, net increased $78.5 million, or 6.1%, to $1.36 billion at December 31, 2009, from $1.28 billion at June 30, 2009.  The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans.  Loan originations and purchases totaled $192.1 million for the six months ended December 31, 2009.

The allowance for loan losses increased $1.5 million to $22.2 million at December 31, 2009, from $20.7 million at June 30, 2009.  The Company charged off loans of $3.6 million and recovered $3,000 in previously charged off loans during the six months ended December 31, 2009.  There were no charge offs or recoveries during the six months ended December 31, 2008.  As in prior periods, loan growth was a component of the provision for loan losses in the 2009 period.  The delinquency and nonaccrual totals, along with charge-offs and economic factors, remain the primary contributors to the current level of provision for loan losses. Loan growth was also a component of the provision for loan losses.

Delinquency information is provided below:

Delinquency Totals
	12/31/2009	9/30/2009	6/30/2009	3/31/2009	12/31/2008
	(in thousands)
30 - 59 days past due	$9,613	$14,318	$6,727	$4,897	$4,979
60 - 89 days past due	1,974	1,049	17,825	2,130	5,942
nonaccrual	51,907	52,557	52,465	52,260	44,067
Total	$63,494	$67,924	$77,017	$59,287	$54,988

Total delinquent loans decreased by $13.5 million during the six months ended December 31, 2009, and by $4.4 million over the three months ended December 31, 2009.  While the totals decreased over the 2009 periods, nonaccrual and total delinquent loan totals remain at elevated levels.  The nonaccrual loan total was fairly stable from September 30, 2009 to December 31, 2009.  However, as further described below, $13.9 million of this total is expected to be resolved shortly as the underlying collateral is currently under contracts for sale.  These contracts are expected to close during the quarter ending March 31, 2010, although circumstances may occur that could cause closings to be deferred or not occur at all.  As discussed in prior releases, the Company has continued its aggressive posture toward delinquent borrowers.  The Company realizes that this posture contributes to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.

A discussion of the significant components of the nonaccrual loan total at December 31, 2009 follows.  These loans have been discussed in prior filings.

•           Two of these loans are to one borrower and totaled $15.9 million at December 31, 2009.  The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey.  The borrower declared bankruptcy and Oritani has provided debtor in possession financing for the completion of the condominium construction project.  While significant delays have been encountered in finalizing the project and obtaining certificates of occupancy (“CO”) for the residential units, the Company believes that these objectives are now imminent.  Numerous residential units remain under contract and new sales are continuing, providing a clear indicator of current value.  These contracts are not included in the $13.9 million of loans described above that are expected to be resolved shortly through the sale of the underlying collateral.  They were not included in this total due to prior disappointments regarding the attainment of a CO and uncertainty regarding the ultimate closing dates.  Prior charge offs of the construction loan total $4.0 million.   During the quarter ended December 31, 2009, Oritani charged off $661,000 of the land loan.  Both loans are classified as impaired as of December 31, 2009.  In addition, specific reserves totaling $1.7 million have been recorded against these loans.

•           A $7.9 million loan secured by a retail mall in Northern New Jersey.  This loan is classified as nonaccrual and impaired at December 31, 2009.  The borrower has declared bankruptcy.  Foreclosure proceedings are progressing and the bankruptcy trustee has accepted a contract for sale of this property.  In accordance with the results of the impairment analyses, no reserve was required for this loan as it was considered to be well collateralized.  Foreclosure auction date is scheduled for February.  Management currently expects that either a higher bid will be received at the auction or the current contract will close shortly after the auction date.

•           Three loans to one borrower totaling $5.8 million.  These loans are secured by various warehouse properties in Rockland, Nassau and Westchester counties, New York.  All three of these loans are classified as nonaccrual and impaired at December 31, 2009.  Oritani is in litigation with the borrower and the guarantor.  Foreclosure auctions have occurred for two of the three properties and, in both instances, the properties were sold at the auction.  One of these sales closed in January and the other is expected to close in February.  Foreclosure proceedings are progressing on the third property.   During the quarter ended December 31, 2009, Oritani charged off $785,000 of the loans associated with the properties sold at auction.  In addition, specific reserves totaling $355,000 have been recorded against the loan on the remaining property.

•           A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey.  The borrower has experienced cash flow difficulties.  Oritani is in litigation with this borrower, foreclosure proceedings are progressing and all tenant rent payments are being made directly to Oritani.  The rents received were sufficient to make each of the monthly payments during the quarter.  Specific reserves totaling $1.1 million have been recorded against this loan.

•           A $3.1 million loan secured by a commercial property located in Bergen County, New Jersey.  The borrower and guarantor on this loan have declared bankruptcy.  A contract for the sale of the property has been accepted by the bankruptcy trustee.  This contract is currently expected to close in March, 2010.  In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.

•           A $1.1 million multifamily loan located in Hudson County, New Jersey.  The Bank and the borrower have signed a forbearance agreement and the borrower continues to make payments in accordance with the agreement.  The loan will remain classified as nonaccrual until a greater history of satisfactory payment under the forbearance agreement is demonstrated.

•           A $2.3 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey.  The borrower encountered cash flow difficulties due to an extended construction and marketing period.  An extension request was declined, and we are now pursuing legal remedies.

Securities Available for Sale.  Securities AFS increased $176.0 million to $320.4 million at December 31, 2009, from $144.4 million at June 30, 2009.  As described in the discussion of total interest income in the “Comparison of Operating Results for the Three Months ended December 31, 2009 and 2008”, the Company felt this investment option currently presents the best risk/reward profile.

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased $32.6 million, or 27.5%, to $86.2 million at December 31, 2009, from $118.8 million at June 30, 2009.  This decreased was primarily due to principal repayments received.

Mortgage-Backed Securities Available for Sale. Mortgage-backed securities available for sale decreased $30.1 million, or 23.4%, to $98.5 million at December 31, 2009, from $128.6 million at June 30, 2009.  This decreased was primarily due to principal repayments received.

Deposits.  Deposits increased $82.9 million, or 7.3%, to $1.21 billion at December 31, 2009, from $1.13 million at June 30, 2009.  The Bank has implemented several initiatives designed to achieve deposit growth.  A new branch location is expected to open in the first calendar quarter of 2010.  Strong deposit growth remains a strategic objective of the Company.

Stockholders’ Equity.  Stockholders’ equity increased $7.9 million, or 3.3%, to $248.0 million at December 31, 2009, from $240.1 million at June 30, 2009.  The increase was primarily the result of net income of $7.4 million for the six months ended December 31, 2009.  On March 18, 2009, the Company announced the commencement of a fourth (967,828 shares) 10% repurchase program.  As of December 31, 2009, the Company had repurchased a total of 3,669,937 shares at a total cost of $57.1 million and an average cost of $15.57 per share.

Average Balance Sheet for the Three and Six Months Ended December 31, 2009 and 2008

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2009 and 2008.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	December 31, 2009			December 31, 2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,351,360	$20,775	6.15%	$1,177,756	$17,956	6.10%
Securities held to maturity (2)	25,498	360	5.65%	25,264	211	3.34%
Securities available for sale	296,328	2,136	2.88%	35,884	404	4.50%
Mortgage backed securities held to maturity	97,215	887	3.65%	148,392	1,475	3.98%
Mortgage backed securities available for sale	111,001	1,281	4.62%	147,768	1,816	4.92%
Federal funds sold and short term investments	27,669	28	0.40%	284	0	0.00%
Total interest-earning assets	1,909,071	25,467	5.34%	1,535,348	21,862	5.70%
Non-interest-earning assets	88,733			79,430
Total assets	$1,997,804			$1,614,778

Interest-bearing liabilities:
Savings deposits	145,908	325	0.89%	142,698	522	1.46%
Money market	253,462	993	1.57%	78,169	602	3.08%
NOW accounts	105,125	206	0.78%	76,488	161	0.84%
Time deposits	697,361	4,286	2.46%	515,954	4,792	3.72%
Total deposits	1,201,856	5,810	1.93%	813,309	6,077	2.99%
Borrowings	507,818	5,247	4.13%	516,039	5,092	3.95%
Total interest-bearing liabilities	1,709,674	11,057	2.59%	1,329,348	11,169	3.36%
Non-interest-bearing liabilities	41,433			31,969
Total liabilities	1,751,107			1,361,317
Stockholders' equity	246,697			253,461
Total liabilities and stockholders' equity	$1,997,804			$1,614,778

Net interest income		$14,410			$10,693
Net interest rate spread (3)			2.75%			2.34%
Net interest-earning assets (4)	$199,397			$206,000
Net interest margin (5)			3.02%			2.79%
Average of interest-earning assets to interest-bearing liabilities			111.66%			115.50%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank Stock
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information
	For the Six Months Ended (unaudited)
	December 31, 2009			December 31, 2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,336,861	$42,065	6.29%	$1,123,438	$34,645	6.17%
Securities held to maturity (2)	25,513	717	5.62%	24,646	535	4.34%
Securities available for sale	260,372	3,738	2.87%	29,035	633	4.36%
Mortgage backed securities held to maturity	103,686	1,918	3.70%	153,587	3,032	3.95%
Mortgage backed securities available for sale	117,249	2,718	4.64%	149,065	3,673	4.93%
Federal funds sold and short term investments	48,471	90	0.37%	258	1	0.78%
Total interest-earning assets	1,892,152	51,246	5.42%	1,480,029	42,519	5.75%
Non-interest-earning assets	86,387			77,036
Total assets	$1,978,539			$1,557,065

Interest-bearing liabilities:
Savings deposits	146,313	675	0.92%	144,709	1,069	1.48%
Money market	237,403	2,008	1.69%	70,882	1,076	3.04%
NOW accounts	101,795	404	0.79%	75,084	323	0.86%
Time deposits	702,046	9,036	2.57%	470,220	8,648	3.68%
Total deposits	1,187,557	12,123	2.04%	760,895	11,116	2.92%
Borrowings	508,145	10,494	4.13%	502,393	9,940	3.96%
Total interest-bearing liabilities	1,695,702	22,617	2.67%	1,263,288	21,056	3.33%
Non-interest-bearing liabilities	39,125			32,051
Total liabilities	1,734,827			1,295,339
Stockholders' equity	243,712			261,726
Total liabilities and stockholder's equity	$1,978,539			$1,557,065

Net interest income		$28,629			$21,463
Net interest rate spread (3)			2.75%			2.42%
Net interest-earning assets (4)	$196,450			$216,741
Net interest margin (5)			3.03%			2.90%
Average of interest-earning assets to interest-bearing liabilities			111.59%			117.16%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank Stock
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008.

Net Income.  Net income increased $2.9 million to $2.9 million for the quarter ended December 31, 2009, from net income of $39,000 for the corresponding 2008 quarter.  The primary cause of the increased income in the 2009 period was increased net interest income, decreased provisions for loan losses and decreased impairment charges related to equity investments.   Our annualized return on average assets was 0.61% for the quarter ended December 31, 2009, and 0.01% for the corresponding 2008 quarter.  Our annualized return on average equity was 4.97% for the quarter ended December 31, 2009, and 0.06% for the corresponding 2008 quarter.

Total Interest Income.  Total interest income increased by $3.6 million or 16.5%, to $25.5 million for the three months ended December 31, 2009, from $21.9 million for the three months ended December 31, 2008. The largest increase occurred in interest on loans, which increased $2.8 million or 15.7%, to $20.8 million for the three months ended December 31, 2009, from $18.0 million for the three months ended December 31, 2008.  During that same period, the average balance of loans increased $173.6 million and the yield on the portfolio increased 5 basis points.  Continuing a trend that began in the quarter ended June 30, 2009, excess liquidity was generally deployed in securities classified as available for sale (“AFS”) as management felt such investments provided the best risk/reward profile considering the current and projected cash needs of the Company.  Such investments were typically callable notes of government sponsored agencies with limited optionality and call features that made the note likely to be called when management estimated the liquidity would be needed by the Company.  Management classified the investments as AFS so they could be sold should unexpected liquidity needs develop.  Interest on securities AFS increased by $1.7 million to $2.1 million for the three months ended December 31, 2009, from $404,000 for the three months ended December 31, 2008.  The average balance of securities AFS increased $260.4 million over that same period.  The yield on the portfolio decreased considerably due to current market rates as well as the conservative structure of the new investments.  Cash flows from other investment categories were redeployed into securities AFS because, as described above, management felt securities AFS provided the best risk/reward profile given current economic circumstances and investment options.  Interest on mortgage-backed securities (“MBS”) held to maturity (“HTM”) decreased by $588,000, or 39.9%, to $887,000 for the three months ended December 31, 2009, from $1.5 million for the three months ended December 31, 2008.  Interest on MBS AFS decreased by $535,000, or 29.5%, to $1.3 million for the three months ended December 31, 2009, from $1.8 million for the three months ended December 31, 2008.  The combined average balances of the two MBS portfolios decreased $87.9 million over the period.

Total Interest Expense. Total interest expense decreased by $112,000, or 1.0%, to $11.1 million for the three months ended December 31, 2009, from $11.2 million for the three months ended December 31, 2008.  Interest expense on deposits decreased by $267,000, or 4.4%, to $5.8 million for the three months ended December 31, 2009, from $6.1 million for the three months ended December 31, 2008.  The average balance of deposits increased $388.5 million and the average cost of these funds decreased 106 basis points over the period.  Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds.  Interest expense on borrowings increased by $155,000 to $5.2 million for the three months ended December 31, 2009, from $5.1 million for the three months ended December 31, 2008.  The cost of borrowings increased 19 basis points over the period.  The primary reason for this increased cost was that the Company had greater reliance on short term borrowings in the 2008 period.  Short term borrowings are generally lower cost.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $3.7 million, or 34.8%, to $14.4 million for the three months ended December 31, 2009, from $10.7 million for the three months ended December 31, 2008. The Company’s net interest rate spread increased to 2.75% for the three months ended December 31, 2009, from 2.34% for the three months ended December 31, 2008.  The Company’s net interest margin increased to 3.02% for the three months ended December 31, 2009, from 2.79% for the three months ended December 31, 2008.  The Company’s net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2009 and 2008 periods.  The Company’s net interest income was reduced by $854,000 and $913,000 for the three months ended December 31, 2009 and 2008, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $2.5 million for the three months ended December 31, 2009 as compared to $3.5 million for the three months ended December 31, 2008.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2009 and June 30, 2008” and footnote 7 of the financial statements.

Other Income.  Other income increased to $1.1 million for the three months ended December 31, 2009 from a net loss of $565,000 for the three months ended December 31, 2008.  The primary reason for the net loss in the 2008 period was a $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio.  A $202,000 impairment charge for equity securities was also taken in the 2009 period.  Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased by $34,000, or 5.6%, to $577,000 for the three months ended December 31, 2009, from $611,000 for the three months ended December 31, 2008.  The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation.  Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs.

Other Expense.  Other expense increased $1.6 million, or 24.8% to $8.2 million for the three months ended December 31, 2009, from $6.5 million for the three months ended December 31, 2008.  Compensation, payroll taxes and fringe benefits increased $780,000 over the period.  This increase consisted of various components.  There was an increase of $258,000 directly pertaining to compensation, due to additional staff and merit increases.  Bonus expense increased $370,000 as management met all goals and the maximum bonus level was achieved in the Company incentive compensation plan.  Payroll taxes increased $86,000, primarily due to social security tax on the increased pay.  Finally, expenses and accruals associated with the Company’s qualified and nonqualified benefit plans increased $69,000.  Federal deposit insurance premiums increased significantly over the quarters due to an increase in FDIC deposit insurance rates, an increase in insurable deposits and the depletion of a credit against FDIC deposit insurance charges.  FDIC deposit insurance premiums increased to $585,000 for the three months ended December 31, 2009, from $31,000 for the three months ended December 31, 2008.  Other expense increased $184,000 to $1.1 million for the three months ended December 31, 2009, from $916,000 for the corresponding 2008 period.  The increase is primarily due to expenses associated with problem assets.

Income Tax Expense Income tax expense for the three months ended December 31, 2009, was $1.9 million, due to pre-tax income of $4.8 million, resulting in an effective tax rate of 39.1%.  For the three months ended December 31, 2008, income tax expense was $47,000, due to pre-tax income of $86,000, resulting in an effective tax rate of 54.7%.  The change in the effective tax rate in the three months ended December 31, 2009 compared with the same period for the prior year reflects the impact of tax planning strategies and increased pre-tax earnings in relation to permanent tax items.

Comparison of Operating Results for the Six Months Ended December 31, 2009 and 2008.

Net Income.  Net income increased $4.9 million to $7.4 million for the six months ended December 31, 2009, from net income of $2.5 million for the corresponding 2008 period.  The primary cause of the increased income in the 2009 period was increased net interest income and decreased impairment charges related to equity investments.  Our annualized return on average assets was .76% for the six months ended ended December 31, 2009, and .33% for the corresponding 2008 period.  Our annualized return on average equity was 6.19% for the six months ended December 31, 2009, and 1.94% for the corresponding 2008 period.

Total Interest Income.  Total interest income increased by $8.7 million, or 20.5%, to $51.2 million for the six months ended December 31, 2009, from $42.5 million for the six months ended December 31, 2008. The largest increase occurred in interest on loans, which increased $7.4 million or 21.4%, to $42.1 million for the six months ended December 31, 2009, from $34.6 million for the six months ended December 31, 2008.  Over that same period, the average balance of loans increased $213.4 million and the yield on the portfolio increased 13 basis points.  Included in total interest income for the 2009 period is $1.3 million in interest income, prepayment penalties, default interest and deferred fee earnings recovered on the resolution of three classified loans.  These recoveries occurred during the quarter ended September 30, 2009.  There were also significant changes to income on securities AFS; MBS HTM and MBS AFS.  Interest on securities AFS increased by $3.1 million to $3.7 million for the six months ended December 31, 2009, from $633,000 for the six months ended December 31, 2008.  The average balance of securities AFS increased $231.3 million over that same period.  Interest on MBS HTM decreased by $1.1 million to $1.9 million for the six months ended December 31, 2009, from $3.0 million for the six months ended December 31, 2008.  Interest on MBS AFS decreased by $955,000 to $2.7 million for the six months ended December 31, 2009, from $3.7 million for the six months ended December 31, 2008.  The combined average balances of the two MBS portfolios decreased $81.7 million over the period.  The changes in these three captions are primarily due to the reasons described in the discussion of total interest income in the “Comparison of Operating Results for the Three Months ended December 31, 2009 and 2008.”

Total Interest Expense. Total interest expense increased by $1.6 million, or 7.4%, to $22.6 million for the six months ended December 31, 2009, from $21.1 million for the six months ended December 31, 2008.  Interest expense on deposits increased by $1.0 million, or 9.1%, to $12.1 million for the six months ended December 31, 2009, from $11.1 million for the six months ended December 31, 2008.  The average balance of interest bearing deposits increased $426.7 million while the average cost of these funds decreased 88 basis points over this period.  Interest expense on borrowings increased by $554,000, or 5.6%, to $10.5 million for the six months ended December 31, 2009, from $9.9 million for the six months ended December 31, 2008.  The average balance of borrowings increased $5.8 million and the cost increased 17 basis points over this period.  The factors described in the discussion of total interest expense in the “Comparison of Operating Results for the Three Months ended December 31, 2009 and 2008” are also valid for the six month period comparison.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $7.2 million, or 33.4%, to $28.6 million for the six months ended December 31, 2009, from $21.5 million for the six months ended December 31, 2008. The Company’s net interest rate spread increased to 2.61% (normalized) for the six months ended December 31, 2009, from 2.42% for the six months ended December 31, 2008.  The normalized spread calculation does not include the $1.3 million in loan interest income realized on the resolution of three classified loans in the September 30, 2009 quarter.  The Company’s actual net interest rate spread for the six months ended December 31, 2009 was 2.75%.  The Company’s actual and normalized net interest margin for the six months ended December 31, 2009 were 3.03% and 2.89%, respectively, versus 2.90% for the six months ended December 31, 2008.  The Company’s net interest income was reduced by $1.3 million and $1.4 million for the six months ended December 31, 2009 and 2008, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $5.1 million for the six months ended December 31, 2009 as compared to $5.4 million for the six months ended December 31, 2008.  See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2009 and June 30, 2009” and footnote 7 of the financial statements.

Other Income.  Other income increased to $3.6 million for the six months ended December 31, 2009 from $668,000 for the six months ended December 31, 2008.  The 2008 period was muted by the $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio, compared to a $202,000 charge in the 2009 period.  In addition, in the 2009 period, the Company realized a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment.

Other Expense.  Other expense increased by $2.6 million or 20.8% to $15.0 million for the six months ended December 31, 2009, from $12.4 million for the six months ended December 31, 2008.  The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $1.2 million, or 13.1%, over the period.  As described in greater detail in the discussion of other expense in the “Comparison of Operating Results for the Three Months ended December 31, 2009 and 2008” , this increase was primarily comprised of a $550,000 increase in compensation, a $356,000 increase in bonus expense, a $115,000 increase in payroll taxes and $67,000 in benefit plan costs.  In addition, there was a $66,000 increase in health care insurance expense.  Federal deposit insurance premiums increased $1.1 million, to $1.2 million for the six months ended December 31, 2009, from $60,000 for the six months ended December 31, 2008.  Other expenses increased by $29,000 during the six months ended December 31, 2009 as compared to the six months ended December 31, 2008.  In the 2009 period, a recovery of legal expenses in conjunction with the resolution of three classified loans partially offset increased problem asset expense.

Income Tax Expense.  Income tax expense for the six months ended December 31, 2009, was $4.8 million, due to pre-tax income of $12.2 million, resulting in an effective tax rate of 39.2%.  For the six months ended December 31, 2008, income tax expense was $1.8 million, due to pre-tax income of $4.3 million, resulting in an effective tax rate of 41.4%.

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

At December 31, 2009, the Company had no overnight borrowings from the FHLB.  The Company utilizes the overnight line from time to time to fund short-term liquidity needs.  The Company had total borrowings of $507.4 million at December 31, 2009 and $509.0 million at June 30, 2009.  The Company’s total borrowings at December 31, 2009, consisted of the $507.1 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp., MHC.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2009, outstanding commitments to originate loans totaled $47.6 million and outstanding commitments to extend credit totaled $62.3 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $583.8 million at December 31, 2009.  Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $7.6 million is prepaid for the 2010, 2011and 2012 assessment periods.
As of December 31, 2009, the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (to risk-weighted assets)	$264,865	18.4%	$115,053	8.0%
Tier I capital (to risk-weighted assets)	246,836	17.2	57,527	4.0
Tier I capital (to average assets)	246,836	12.4	79,912	4.0

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

The table below sets forth, as of December 31, 2009, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV			(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
+200	203,351	(53,593)	(20.86)%	10.59%	(209)
0	256,944	—	—	12.68	—
-100	278,886	21,942	8.54	13.42	74

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2009, in the event of a 100 basis point decrease in interest rates, we would experience an 8.5% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 20.9% decrease in net portfolio value.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2009 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased	Shares That May Yet
	of Shares	Price Paid	as part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plans	the Plans (1)
October	4,100	12.93	4,100	613,491
November	17,200	12.77	17,200	596,291
December	-	-	-	596,291
	21,300	$12.80	21,300

(1)
On March 18, 2009, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 967,828 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 18, 2009.  This program has no expiration date and has 596,291 shares yet to be purchased as of December 31, 2009.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on November 24, 2009.  There were 40,552,162 shares of Common Stock of the Company outstanding and 37,062,484 shares entitled to vote at the Meeting, including 27,575,475 shares held by Oritani Financial Corp., MHC, the mutual holding company parent of the Company that held 74.4% of the outstanding stock. Oritani Financial Corp., MHC voted its shares in favor of all proposals.  There were present at the meeting or by proxy the holders of 35,785,690 shares of Common Stock representing 96.6% of the total eligible votes to be cast. The proposals considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders was as follows:

Proposal 1. The election of two directors, each for a three-year term.

Name	For	Withheld
Michael A. DeBernardi	34,866,494	919,196
Robert S. Hekemian, Jr.	34,646,521	1,139,169

Proposal 2. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010

For	Against	Abstain
35,664,444	118,856	2,390

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

ORITANI FINANCIAL CORP.

Date: February 8, 2010	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 8, 2010	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer