Form 10-Q
period 2010-03-31
Oritani Financial Corp.
filed 2010-05-10
CIK 1374756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑     NO ☐.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     As of May 4, 2010, there were 40,552,162 shares of the Registrant’s common stock, par value $0.01 per share, issued and 37,041,184 outstanding, of which 27,575,476, or 74.4%, were held by Oritani Financial Corp., MHC, the Registrant’s mutual holding company parent.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	June 30,
	2010	2009
	(unaudited)
Assets
Cash on hand and in banks	$5,490	$7,729
Federal funds sold and short term investments	34,192	127,640

Cash and cash equivalents	39,682	135,369

Loans, net	1,418,034	1,278,623
Securities available for sale, at market value	311,363	144,419
Mortgage-backed securities held to maturity, market value of $78,740 and $120,381 at March 31, 2010 and June 30, 2009, respectively	76,858	118,817
Mortgage-backed securities available for sale, at market value	89,767	128,603
Bank Owned Life Insurance (at cash surrender value)	30,250	29,385
Federal Home Loan Bank of New York stock (“FHLB”), at cost	24,996	25,549
Accrued interest receivable	9,003	7,967
Investments in real estate joint ventures, net	5,815	5,767
Real estate held for investment	1,213	1,338
Real estate owned	434	—
Office properties and equipment, net	14,888	13,777
Other assets	31,927	23,907

Total Assets	$2,054,230	$1,913,521

Liabilities
Deposits	$1,257,101	$1,127,630
Borrowings	496,637	508,991
Advance payments by borrowers for taxes and insurance	10,318	8,301
Accrued taxes payable	6,198	—
Official checks outstanding	3,507	2,699
Other liabilities	26,386	25,802

Total liabilities	1,800,147	1,673,423

Stockholders’ Equity
Common stock, $0.01 par value; 80,000,000 shares authorized; 40,552,162 issued at March 31, 2010 and June 30, 2009 37,041,184 outstanding at March 31, 2010 and 37,133,684 outstanding at June 30, 2009	130	130
Additional paid-in capital	133,349	130,375
Unallocated common stock held by the employee stock ownership plan	(13,313)	(13,909)
Treasury stock, at cost; 3,510,978 shares at March 31, 2010 and 3,418,478 shares at June 30, 2009	(54,649)	(53,418)
Retained income	186,884	176,199
Accumulated other comprehensive income, net of tax	1,682	721

Total stockholders’ equity	254,083	240,098

Total Liabilities and Stockholders’ Equity	$2,054,230	$1,913,521

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three and Nine Months Ended March 31, 2010 and 2009
(in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
		unaudited
Interest income:
Interest on mortgage loans	$22,568	$18,553	$64,633	$53,198
Interest on securities held to maturity and dividends on FHLB stock	360	190	1,077	725
Interest on securities available for sale	2,204	713	5,942	1,346
Interest on mortgage-backed securities held to maturity	730	1,373	2,648	4,405
Interest on mortgage-backed securities available for sale	1,141	1,763	3,859	5,436
Interest on federal funds sold and short term investments	17	16	107	17

Total interest income	27,020	22,608	78,266	65,127

Interest expense:
Deposits	5,016	6,680	17,139	17,796
Borrowings	5,122	5,118	15,616	15,058

Total interest expense	10,138	11,798	32,755	32,854

Net interest income before provision for loan losses	16,882	10,810	45,511	32,273

Provision for loan losses	2,500	2,400	7,550	7,775

Net interest income	14,382	8,410	37,961	24,498

Other income:
Service charges	435	255	1,191	863
Real estate operations, net	250	280	960	982
Income from investments in real estate joint ventures	229	196	837	739
Bank-owned life insurance	278	294	866	837
Net gain on sale of assets		—	1,043	—
Net gain (loss) on sales of and writedowns of securities	12	(237)	(178)	(2,037)
Other income	39	34	137	106

Total other income	1,243	822	4,856	1,490

Other expenses:
Compensation, payroll taxes and fringe benefits	4,982	4,569	15,198	13,598
Advertising	169	150	498	414
Office occupancy and equipment expense	644	643	1,748	1,566
Data processing service fees	298	270	844	799
Federal insurance premiums	567	46	1,726	106
Other expenses	764	984	2,404	2,595

Total operating expenses	7,424	6,662	22,418	19,078

Income before income tax expense	8,201	2,570	20,399	6,910
Income tax expense	3,189	1,067	7,975	2,862

Net income	$5,012	$1,503	$12,424	$4,048

Net income available to common stockholders	$4,870	$1,472	$12,098	$3,967

Basic and fully diluted income per common share	$0.14	$0.04	$0.34	$0.11

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Nine Months ended March 31, 2010 and 2009 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		income	stock-
	Common	paid-in	Treasury	held by	Retained	(loss),	holders’
	Stock	capital	Stock	ESOP	income	net of tax	equity

Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975
Comprehensive income:
Net income	—	—	—	—	4,048	—	4,048
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	862	862
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	902	902
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	271	271

Total comprehensive income							6,083
Cumulative effect of change in accounting for split-dollar life insurance, net of tax	—	—	—	—	(79)	—	(79)
Purchase of treasury stock	—	—	(46,386)	—	—	—	(46,386)
Compensation cost for stock options and restricted stock	—	2,653	—	—	—	—	2,653
ESOP shares allocated or committed to be released	—	331	—	596	—	—	927

Balance at March 31, 2009	$130	$131,640	$(52,312)	$(14,108)	$175,129	$1,694	$242,173

Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	12,424	—	12,424
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	805	805
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	51	51
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	105	105

Total comprehensive income							13,385
Cash dividend declared	—	—	—	—	(1,739)	—	(1,739)
Purchase of treasury stock	—	—	(1,231)	—	—	—	(1,231)
Compensation cost for stock options and restricted stock	—	2,682	—	—	—	—	2,682
ESOP shares allocated or committed to be released	—	231	—	596	—	—	827
Tax benefit from stock-based compensation	—	61	—	—	—	—	61

Balance at March 31, 2010	$130	$133,349	$(54,649)	$(13,313)	$186,884	$1,682	$254,083

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$12,424	$4,048
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,509	3,580
Depreciation of premises and equipment	598	511
Amortization and accretion of premiums and discounts, net	(42)	42
Provision for losses on loans	7,550	7,775
Amortization and accretion of deferred loan fees, net	(666)	(650)
Increase in deferred taxes	(2,278)	(5,017)
Impairment charge on securities	202	1,976
(Gain) loss on sale of securities	(24)	61
Gain on sale of assets	(1,043)	—
Writedown of real estate owned	378	—
Increase in cash surrender value of bank owned life insurance	(865)	(837)
Increase in accrued interest receivable	(1,036)	(1,384)
(Increase) decrease in other assets	(6,205)	387
Increase in other liabilities	7,952	5,905

Net cash provided by operating activities	20,454	16,397

Cash flows from investing activities:
Net increase in loans receivable	(112,434)	(199,552)
Purchase of mortgage loans	(34,673)	(34,593)
Purchase of securities available for sale	(310,927)	(108,842)
Purchase of mortgage-backed securities available for sale	(5,106)	(10,117)
Redemption (purchase) of Federal Home Loan Bank of New York stock	553	(3,424)
Principal payments on mortgage-backed securities held to maturity	32,375	30,200
Principal payments on mortgage-backed securities available for sale	37,601	19,429
Proceeds from calls and maturities of securities available for sale	145,750	10,000
Proceeds from sales of mortgage-backed securities held to maturity	9,361	—
Proceeds from sales of securities available for sale	6,087	500
Purchase of Bank Owned Life Insurance	—	(1,833)
Proceeds from sale of real estate held for investment	1,182	—
Additional investment in real estate held for investment	—	(1,978)
Distributions received from real estate held for investment	—	546
Additional investment in real estate joint ventures	(387)	(780)
Distributions received from real estate joint ventures	401	363
Purchase of fixed assets	(1,709)	(1,293)

Net cash used in investing activities	(231,926)	(301,374)

Cash flows from financing activities:
Net increase in deposits	129,471	303,108
Purchase of treasury stock	(1,231)	(46,386)
Dividends paid to shareholders	(2,177)	—
Tax benefit from stock-based compensation	61	—
Increase in advance payments by borrowers for taxes and insurance	2,017	887
Proceeds from borrowed funds	—	341,225
Repayment of borrowed funds	(12,354)	(265,154)

Net cash provided by financing activities	115,787	333,680

Net (decrease) increase in cash and cash equivalents	(95,687)	48,703
Cash and cash equivalents at beginning of period	135,369	8,890

Cash and cash equivalents at end of period	$39,682	$57,593

Supplemental cash flow information:
Cash paid during the period for:
Interest	$32,993	$32,616
Income taxes	$2,793	$4,888
Noncash transfer
Loans receivable transferred to real estate owned	$812	$—
Real Estate held for investment transferred to office property and equipment	$—	$3,690
See accompanying notes to unaudited consolidated financial statements.

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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2010.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2010 and June 30, 2009 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2010 and 2009. Actual results could differ significantly from those estimates.
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

	For the Three Months ended		For the Nine Months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except earnings per share data)

Net income	$5,012	$1,503	$12,424	$4,048
Undistributed earnings allocated to unvested restricted awards	(142)	(31)	(326)	(81)

Net income available to common shareholders	$4,870	$1,472	$12,098	$3,967

Weighted average common shares outstanding — basic	35,697	36,090	35,690	37,047
Effect of dilutive non-vested shares and stock options outstanding	—	—	—	—

Weighted average common shares outstanding — diluted	35,697	36,090	35,690	37,047

Earnings per share-basic and diluted	$0.14	$0.04	$0.34	$0.11

3. Stock Transactions
Stock Repurchase Program. On June 2, 2008, the Company announced a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 1,297,668 shares. Additional stock repurchase plans were announced on: September 18, 2008, for 10% of the publicly-held outstanding shares, or 1,173,008 shares, on November 21, 2008 for 10% of the publicly-held outstanding shares, or 1,061,098 shares, and on March 18, 2009, for 10% of the publicly-held outstanding shares, or 967,828 shares. Under the stock repurchase program, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. At March 31, 2010, a total of 3,669,937 shares were acquired under these repurchase plans at a weighted average cost of $15.57 per share. Repurchased shares are held as treasury stock and are available for general corporate purposes. No additional shares have been purchased through March 31, 2010. The remaining shares authorized under the March 18, 2009 repurchase plan total 596,291. The Company has no current intention of repurchasing those shares on the open market.
Plan of Conversion and Reorganization. The Boards of Directors of Oritani Financial Corp., MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on February 19, 2010. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Delaware corporation named Oritani Financial Corp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Oritani Financial Corp., the new Delaware corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Oritani Financial Corp. common stock that they owned immediately prior to that time. When the conversion and public offering are completed, all of the capital stock of Oritani Bank will be owned by Oritani Financial Corp.
The Plan provides for the establishment, upon the completion of the reorganization, of special “liquidation accounts” for the benefit of certain depositors of Oritani Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Oritani Bank at the time it reorganized into the MHC. Following the completion of the reorganization, under the rules of the Office of Thrift Supervision, Oritani Bank will not be permitted to pay dividends on its capital stock to Oritani Financial Corp., its sole shareholder, if Oritani Bank’s shareholders’ equity would be reduced below the amount of the liquidation accounts.
Direct costs of the conversion and public offering are deferred and will reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Deferred conversion costs totaled $484,000 as of March 31, 2010.

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
Stock-based compensation expense of $897,000, $896,000, $2.7 million and $2.6 million was recognized for the three and nine months ended March 31, 2010 and 2009, respectively.
The following is a summary of the status of the Company’s non-vested options as of March 31, 2010 and changes therein during the nine months then ended:

		Average	Average	Remaining
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2009	1,848,349	$3.44	$15.65	9.0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	6,624	3.44	15.65	8.8
Expired	—	—	—	—

Outstanding at March 31, 2010	1,841,725	$3.44	$15.65	8.1

Exercisable at March 31, 2010	368,345
Expected future compensation expense related to the non-vested options outstanding as of March 31, 2010 is $3.5 million over a weighted average period of 3.1 years.
Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2010 and changes therein during the nine months then ended:

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at June 30, 2009	635,859	$15.65
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2010	635,859	$15.65

Expected future compensation expense relating to the non-vested restricted shares as of March 31, 2009 is $7.5 million over a weighted average period of 3.1 years.
5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and nine months ended March 31, 2009 and 2008 are presented in the following table (in thousands):

	BEP Plan and Retirement Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$18	$34	$163	$169
Interest cost	84	91	231	208
Amortization of unrecognized:
Prior service cost	15	15	45	45
Net loss	25	28	57	51

Total	$142	$168	$496	$473

	Medical Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$23	$8	$51	$38
Interest cost	44	30	133	118
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net loss	7	13	37	40

Total	$74	$51	$221	$196

6. Net Loans and Allowance for Loan Loss
Net Loans are summarized as follows:

	March 31, 2010	June 30, 2009
	(In thousands)
Residential	$247,273	$265,962
Multi-family	334,433	277,589
Commercial real estate	689,546	562,138
Second mortgage and equity loans	49,153	54,769
Construction loans	105,382	130,831
Other loans	21,497	10,993

Total loans	1,447,284	1,302,282
Deferred loan fees, net	(4,657)	(2,979)

Loans, net of deferred loan fees	1,442,627	1,299,303
Allowance for loan losses	(24,593)	(20,680)

Net loans	$1,418,034	$1,278,623

The activity in the allowance for loan losses is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	(In thousands)		(In thousands)
	2010	2009	2010	2009
Balance at beginning of period	$22,164	$18,907	$20,680	$13,532
Provisions charged to operations	2,500	2,400	7,550	7,775
Recoveries of loans previously charged off	—	—	3	—
Loans charged off	(71)	—	(3,640)	—

Balance at end of period	$24,593	$21,307	$24,593	$21,307

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at March 31, 2010 and June 30, 2009.”

7. Mortgage-backed Securities Held to Maturity
The following is a comparative summary of mortgage-backed securities held to maturity at March 31, 2010 and June 30, 2009:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$14,082	393	—	14,475
FNMA	23,181	567	—	23,748
GNMA	2,354	11	—	2,365
CMO	37,241	911	—	38,152

	$76,858	1,882	—	78,740

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$18,783	287	7	19,063
FNMA	31,329	616	2	31,943
GNMA	5,161	16	20	5,157
CMO	63,544	913	239	64,218

	$118,817	1,832	268	120,381

Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2010 were $9.4 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. These securities had an amortized cost of $9.5 million. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any mortgage-backed securities held to maturity during the nine months ended March 31, 2009. Mortgage-backed securities with fair values of $77.9 million and $120.4 million at March 31, 2010 and June 30, 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the nine months ended March 31, 2010, or 2009.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

At March 31, 2010, there were no gross unrealized losses on mortgage-backed securities held to maturity. Gross unrealized losses on mortgage-backed securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009, were as follows:

	June 30, 2009
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$805	2	1,012	5	1,817	7
FNMA	845	2	—	—	845	2
GNMA	—	—	2,009	20	2,009	20
CMO	8,214	43	2,284	196	10,498	239

	$9,864	47	5,305	221	15,169	268

The unrealized losses on investments in mortgage-backed securities at June 30, 2009 were caused by interest rate changes. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac. The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well. Because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company had no intent to sell and believed it was not more likely than not that it would be required to sell these investments until a market price recovery or maturity, these investments were not considered other than temporarily impaired. The Company had one AAA rated private label CMO investment with an amortized cost of $946,000 and a fair value of $809,000. This security was sold on December 11, 2009 resulting in a realized loss of $137,000.
8. Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale at March 31, 2010 and June 30, 2009:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations	$300,693	1,767	240	302,220
Corporate bonds	2,000	79	—	2,079
Mutual funds	4,910	210	—	5,120
Equity securities	1,763	181	—	1,944

	$309,366	2,237	240	311,363

Mortgage-backed securities:
FHLMC	$20,399	977	27	21,349
FNMA	24,390	1,024	256	25,158
CMO	41,993	1,267	—	43,260

	$86,782	3,268	283	89,767

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations	$134,754	532	449	134,837
Corporate bonds	2,000	156	—	2,156
Mutual funds	5,636	40	—	5,676
Equity securities	1,965	15	230	1,750

	$144,355	743	679	144,419

Mortgage-backed securities:
FHLMC	$26,979	945	49	27,875
FNMA	27,023	889	1	27,911
GNMA	2,537	21	1	2,557
CMO	68,571	1,689	—	70,260

	$125,110	3,544	51	128,603

The amortized cost and estimated fair value of securities available for sale other than mutual funds, equity securities and mortgage-backed securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Estimated
	Amortized	fair
	cost	value
	(In thousands)

Due in one year through five years	$287,716	289,263
Due after five years through ten years	14,977	15,036
Mutual funds and equity securities	6,673	7,064

	$309,366	311,363

Mortgage-backed securities	$86,232	89,214

Proceeds from the sale of mortgage-backed securities available for sale for the nine months ended March 31, 2010 were $6.1 million, resulting in gross gains and gross losses of $112,000 and $5,000, respectively. These securities had an amortized cost of $6.0 million. The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages and was deemed other-than-temporarily impaired during fiscal 2009. The Company recorded a non-cash impairment charge to earnings of $1.6 million for the nine months ended March 31, 2009 on the mutual fund, there were no impairment charges on this security for the nine months ended March 31, 2010. Proceeds from the sale of the mutual fund were $750,000 and $500,000 for the nine months ended March 31, 2010 and 2009, respectively, resulting in a gain of $24,000 for the nine months ended March 31, 2010 and a loss of $61,000 for the nine months ended March 31, 2009. The Equity securities caption relates to holdings of shares in financial institutions common stock. During fiscal 2010 and 2009 several of these holdings were deemed other-than-temporarily impaired. The Company recorded a non-cash impairment charge to earnings of $202,000 and $399,000 for the nine months ended March 31, 2010 and 2009, respectively, on the equity securities. Available for sale securities with fair values of $347.1 million and $127.5 million at March 31, 2010 and June 30, 2009, respectively, were pledged to the FHLB of New York (FHLBNY) as collateral for advances.
Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$54,496	240	—	—	54,496	240

	$54,496	240	—	—	54,496	240

Mortgage-backed securities:
FHLMC	$		2,467	27	2,467	27
FNMA	4,831	256	—	—	4,831	256

	$4,831	256	2,467	27	7,298	283

	June 30, 2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$79,202	449	—	—	79,202	449
Equity securities	654	230	—	—	654	230

	$79,856	679	—	—	79,856	679

Mortgage-backed securities:
FHLMC	$4,501	49	—	—	4,501	49
FNMA	1,801	1	—	—	1,801	1
GNMA	501	1	—	—	501	1

	$6,803	51	—	—	6,803	51

At March 31, 2010, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The securities that have been in an unrealized loss position for 12 months or longer include mortgage backed securities whose market values are sensitive to interest rates.
9. Fair Value Measurements
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company’s cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
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
The following table sets forth the Company’s financial assets that were accounted for at fair values on a recurring basis as of March 31, 2010 and June 30, 2009 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
Assets:	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$311,363	$47,131	$264,232	$—
Mortgage-backed securities available for sale	89,767	—	89,767	—

	$401,130	$47,131	$353,999	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
Assets:	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$144,419	$27,102	$117,318	$—
Mortgage-backed securities available for sale	128,604	1,141	127,463	—

	$273,023	$28,243	$244,781	$—

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
Impaired Loans: The Company had impaired loans with outstanding principal balances of $22.5 million and $20.0 million at March 31, 2010 and June 30, 2009, respectively, that were recorded at their estimated fair value (less cost to sell) of $20.5 million and $16.7 million at March 31, 2010 and June 30, 2009, respectively. Specific reserves for impaired loans totaled $2.1 million at March 31, 2010 and $3.3 million at June 30, 2009. The Company recorded net impairment charges of $1.6 million and $4.0 million for the nine months ended March 31, 2010 and 2009, respectively. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.
Other Real Estate Owned: The Company had assets acquired through or deed-in-lieu of foreclosure of $434,000 at March 31, 2010. There were no other real estate owned at June 30, 2009 and 2008. Other real estate owned is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Subsequent valuation adjustments to other real estate owned totaled $378,000 for the nine months ended March 31, 2010, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are expensed.
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
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820, “Fair Value Measurements and Disclosures.”
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
Deposit Liabilities
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of March 31, 2010 and June 30, 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$39,682	39,682	135,369	135,369
Securities available for sale	311,363	311,363	144,419	144,419
Mortgage-backed securities held to maturity	76,858	78,740	118,817	120,381
Mortgage-backed securities available for sale	89,767	89,767	128,603	128,603
Federal Home Loan Bank of New York stock	24,996	24,996	25,549	25,549
Loans	1,418,034	1,437,665	1,278,623	1,292,394
Financial liabilities — deposits	1,257,101	1,258,052	1,127,630	1,130,285
Financial liabilities — borrowings	496,637	530,641	508,991	547,202
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
11. Deposits
Deposits are summarized as follows:

	March 31, 2010	June 30, 2009
	(In thousands)

Demand deposit accounts	$122,639	$88,759
Money market accounts	300,738	199,965
Savings accounts	147,620	147,669
Time deposits	686,104	691,237

Total deposits	$1,257,101	$1,127,630

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
13. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $5.5 million and $5.6 million at March 31, 2010 and June 30, 2009, respectively.
Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(229,000) and $(91,000) at March 31, 2010 and June 30, 2009, respectively.

14. Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The guidance is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” The update amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”), relating to the variable interest entities (“VIE”). The objective of the guidance is to improve financial reporting by enterprises involved with VIE’s and to provide more relevant and reliable information to users of financial statements. ASC 810 addresses the effects of eliminating the “qualifying special-purpose entity” concept, changes the approach to determining the primary beneficiary of a VIE and requires companies to assess more frequently whether a VIE must be consolidated. These provisions also require enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement affects the company’s financial position, financial performance and cash flows. This guidance is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years with early application prohibited. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements
In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
The Boards of Directors of Oritani Financial Corp., MHC and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on February 19, 2010. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Delaware corporation named Oritani Financial Corp. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Oritani Financial Corp., the new Delaware corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Oritani Financial Corp. common stock that they owned immediately prior to that time. When the conversion and public offering are completed, all of the capital stock of Oritani Bank will be owned by Oritani Financial Corp.
Comparison of Financial Condition at March 31, 2010 and June 30, 2009
Balance Sheet Summary
Total Assets. Total assets increased $140.7 million, or 7.4%, to $2.05 billion at March 31, 2010, from $1.91 billion at June 30, 2009. The increase was due primarily to the growth of loans and securities AFS.
Cash and Cash Equivalents. Cash and cash equivalents (which includes fed funds and short term investments) decreased $95.7 million to $39.7 million at March 31, 2010, from $135.4 million at June 30, 2009 as excess liquidity was deployed.
Net Loans. Loans, net increased $139.4 million, or 10.9%, to $1.42 billion at March 31, 2010, from $1.28 billion at June 30, 2009. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $275.8 million and purchases totaled $34.7 million for the nine months ended March 31, 2010.
Delinquency information is provided below:
Delinquency Totals

	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(in thousands)
30 - 59 days past due	$6,670	$9,613	$14,318	$4,574	$4,897
60 - 89 days past due	4,293	1,974	1,049	17,825	1,042
nonaccrual	41,170	51,907	52,557	52,465	52,260

Total	$52,133	$63,494	$67,924	$74,864	$58,199

Total delinquent loans have decreased by $22.7 million during the nine months ended March 31, 2010 and by $11.4 million over the three months ended March 31, 2010. Substantial reductions in nonaccrual assets were achieved over this past quarter, as compared to the totals from the prior four quarters. Nonaccrual loans decreased $10.7 million, or 20.7%, over the three months ended March 31, 2010. While reductions have been achieved, nonaccrual and total delinquent loan totals remain at elevated levels.
A discussion of the significant components of the nonaccrual loan total at March 31, 2010 follows. These loans have been discussed in prior public releases.
•	Two of these loans are to one borrower and totaled $16.5 million at March 31, 2010. The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey. The borrower declared bankruptcy and Oritani has provided debtor in possession financing for the completion of the condominium construction project. While the project is substantially complete, significant delays have been encountered in finalizing the project and obtaining certificates of occupancy (“CO”) for the residential units. Numerous residential units remain under contract and new sales are continuing. Prior charge offs of the construction loan totaled $4.0 million and prior charge offs of the land loan totaled $661,000. Both loans are classified as impaired as of March 31, 2010. In addition, specific reserves totaling $1.7 million have been recorded against these loans.

•	A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey. The borrower has experienced cash flow difficulties. Oritani is in litigation with this borrower, foreclosure proceedings are progressing, summary judgment against the borrower has been obtained and all tenant rent payments are being made directly to Oritani. The rents received were sufficient to make each of the monthly payments during the quarter.

•	A $3.1 million loan secured by a commercial property located in Bergen County, New Jersey. The borrower and guarantor on this loan have declared bankruptcy. A contract for the sale of the property has been accepted by the bankruptcy trustee. This contract was originally expected to close in March, 2010. The closing has been postponed and is now expected to occur during the quarter ended June 30, 2010. In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.

•	A $2.9 million loan secured by a warehouse property in Nassau County, New York. The Company acquired this property via foreclosure in April, 2010. Upon acquisition, the specific reserve of $355,000 associated with this loan was charged off and the asset was transferred to Real Estate Owned. The Company has had discussions with several parties regarding disposition and expects to have a contract for sale of the property shortly.

•	A $2.4 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey. The borrower encountered cash flow difficulties due to an extended construction and marketing period. Oritani is in litigation with this borrower, foreclosure proceedings are progressing and summary judgment against the borrower has been obtained.
Included in the $4.3 million of loans that are 60-89 days delinquent at March 31, 2010 is a $2.4 million loan. The Company has an executed letter of intention to sell this loan for an amount slightly in excess of our book value.
Securities Available For Sale. Securities AFS increased $166.9 million to $311.4 million at March 31, 2010, from $144.4 million at June 30, 2009. As described under “Total Interest Income,” the Company felt this investment option currently presents the best risk/reward profile.

Deposits. Deposits increased $129.5 million, or 11.5%, to $1.26 billion at March 31, 2010, from $1.13 million at June 30, 2009. Strong deposit growth, particularly in core accounts, remains a strategic objective of the Company. The Bank opened its 22nd branch location in Bergenfield (Bergen County), New Jersey, in February.
Stockholders’ Equity. Stockholders’ equity increased $14.0 million, or 5.8%, to $254.1 million at March 31, 2010, from $240.1 million at June 30, 2009. On March 18, 2009, the Company announced the commencement of a fourth (967,828 shares) 10% repurchase program. As of March 31, 2010, the Company had repurchased a total of 3,669,937 shares at a total cost of $57.1 million and an average cost of $15.57 per share.

Average Balance Sheet for the Three and Nine Months Ended March 31, 2010 and 2009
The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	March 31, 2010			March 31, 2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,386,530	$22,568	6.51%	$1,220,390	$18,553	6.08%
Securities held to maturity (2)	25,554	360	5.64%	24,909	190	3.05%
Securities available for sale	316,342	2,204	2.79%	73,025	713	3.91%
Mortgage backed securities held to maturity	79,882	730	3.66%	138,493	1,373	3.97%
Mortgage backed securities available for sale	99,080	1,141	4.61%	147,157	1,763	4.79%
Federal funds sold and short term investments	18,157	17	0.37%	5,107	16	1.25%

Total interest-earning assets	1,925,545	27,020	5.61%	1,609,081	22,608	5.62%

Non-interest-earning assets	96,047			120,435

Total assets	$2,021,592			$1,729,516

Interest-bearing liabilities:
Savings deposits	146,296	303	0.83%	143,321	469	1.31%
Money market	283,557	986	1.39%	108,444	659	2.43%
NOW accounts	109,881	198	0.72%	73,047	161	0.88%
Time deposits	683,358	3,529	2.07%	620,470	5,391	3.48%

Total deposits	1,223,092	5,016	1.64%	945,282	6,680	2.83%
Borrowings	506,182	5,122	4.05%	508,368	5,118	4.03%

Total interest-bearing liabilities	1,729,274	10,138	2.35%	1,453,650	11,798	3.25%

Non-interest-bearing liabilities	42,191			32,709

Total liabilities	1,771,465			1,486,359
Stockholders’ equity	250,127			243,157

Total liabilities and stockholders’ equity	$2,021,592			$1,729,516

Net interest income		$16,882			$10,810

Net interest rate spread (3)			3.26%			2.37%

Net interest-earning assets (4)	$196,271			$155,431

Net interest margin (5)			3.51%			2.69%

Average of interest-earning assets to interest-bearing liabilities			111.35%			110.69%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information
	For the Nine Months Ended (unaudited)
	March 31, 2010			March 31, 2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,353,417	$64,633	6.37%	$1,155,755	$53,198	6.14%
Securities held to maturity (2)	25,526	1,077	5.63%	24,733	725	3.91%
Securities available for sale	279,029	5,942	2.84%	43,699	1,346	4.11%
Mortgage backed securities held to maturity	95,752	2,648	3.69%	148,556	4,405	3.95%
Mortgage backed securities available for sale	111,193	3,859	4.63%	148,429	5,436	4.88%
Federal funds sold and short term investments	38,366	107	0.37%	1,875	7	0.50%

Total interest-earning assets	1,903,283	78,266	5.48%	1,523,047	65,117	5.70%

Non-interest-earning assets	89,607			91,501

Total assets	$1,992,890			$1,614,548

Interest-bearing liabilities:
Savings deposits	146,307	978	0.89%	144,247	1,536	1.42%
Money market	252,788	2,994	1.58%	83,402	1,735	2.77%
NOW accounts	104,490	602	0.77%	74,405	486	0.87%
Time deposits	695,816	12,565	2.41%	520,303	14,039	3.60%

Total deposits	1,199,401	17,139	1.91%	822,357	17,796	2.89%
Borrowings	507,491	15,616	4.10%	504,384	15,058	3.98%

Total interest-bearing liabilities	1,706,892	32,755	2.56%	1,326,741	32,854	3.30%

Non-interest-bearing liabilities	40,148			32,271

Total liabilities	1,747,040			1,359,012
Stockholders’ equity	245,850			255,536

Total liabilities and stockholder’s equity	$1,992,890			$1,614,548

Net interest income		$45,511			$32,263

Net interest rate spread (3)			2.92%			2.40%

Net interest-earning assets (4)	$196,391			$196,306

Net interest margin (5)			3.19%			2.82%

Average of interest-earning assets to interest-bearing liabilities			111.51%			114.80%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarter Ended March 31, 2010 and 2009
Net Income. Net income increased $3.5 million to $5.0 million, or $0.14 per share, for the quarter ended March 31, 2010, from $1.5 million, or $0.04 per share, for the corresponding 2009 quarter. The primary driver of the increased income in the 2010 period was increased net interest income before provision for loan losses. Net interest income increased by $6.1 million, or 56.2%, to $16.9 million for the quarter ended March 31, 2010, from $10.8 million for the quarter ended March 31, 2009. The increase is primarily due to a higher net interest spread and a larger asset base. Net income was also augmented by recoveries associated with problem loan disposals. Over the quarter ended March 31, 2010, the Company collected $1.0 million of delinquent interest and prepayment penalties, $146,000 of late charges and $150,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of such items totaled $807,000. Our annualized return on average assets was 0.99% for the quarter ended March 31, 2010 and 0.35% for the corresponding 2009 quarter. Our annualized return on average equity was 8.02% for the quarter ended March 31, 2010 and 2.47% for the corresponding 2009 quarter.
Total Interest Income. Total interest income increased by $4.4 million, or 19.5%, to $27.0 million for the three months ended March 31, 2010, from $22.6 million for the three months ended March 31, 2009. The largest increase occurred in interest on loans, which increased $4.0 million, or 21.6%, to $22.6 million for the three months ended March 31, 2010, from $18.6 million for the three months ended March 31, 2009. Over that same period, the average balance of loans increased by $166.1 million while the yield on the portfolio increased 43 basis points on an actual basis, and 13 basis points on a normalized basis. Included in interest on loans for the three months ended March 31, 2010 is $1.0 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Continuing a trend that began in the quarter ended June 30, 2009, excess liquidity is generally being deployed in securities classified as available for sale (“AFS”) as management believes such investments provide the best risk/reward profile considering the current and projected cash needs of the Company. Such investments are typically callable notes of government sponsored agencies with limited optionality and call features that increased the likelihood that the note would be called. Management classified the investments as AFS so that they could be sold should unexpected liquidity needs develop. Interest on securities AFS increased by $1.5 million to $2.2 million for the three months ended March 31, 2010, from $713,000 for the three months ended March 31, 2009. The average balance of securities AFS increased $243.3 million over that same period. The yield on the portfolio decreased considerably due to current market rates as well as the conservative structure of the new investments. Cash flows from the mortgage-backed securities (“MBS”) portfolios were primarily redeployed into securities AFS because, as described above, management felt securities AFS provided the best risk/reward profile given current economic circumstances and investment options. Interest on MBS held to maturity (“HTM”) decreased by $643,000, or 46.8%, to $730,000 for the three months ended March 31, 2010, from $1.4 million for the three months ended March 31, 2009. Interest on MBS AFS decreased by $622,000, or 35.3%, to $1.1 million for the three months ended March 31, 2010, from $1.8 million for the three months ended March 31, 2009. The combined average balances of the two MBS portfolios decreased $106.7 million over the periods.
Total Interest Expense. Total interest expense decreased by $1.7 million, or 14.1%, to $10.1 million for the three months ended March 31, 2010, from $11.8 million for the three months ended March 31, 2009. Interest expense on deposits decreased by $1.7 million, or 24.9%, to $5.0 million for the three months ended March 31, 2010, from $6.7 million for the three months ended March 31, 2009. The average balance of interest bearing deposits increased by $277.8 million and the average cost of these funds decreased 119 basis points over this period. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. While the Company expects this trend to continue, the rate of decrease is expected to decelerate significantly, as the majority of the deposit portfolio has repriced in a low rate environment. Interest expense on borrowings was essentially stable, the average balance decreased $2.2 million and the cost increased 2 basis points.
Net Interest Income Before Provision for Loan Losses. Net interest income increased by $6.1 million, or 56.2%, to $16.9 million for the three months ended March 31, 2010, from $10.8 million for the three months ended March 31, 2009. The Company’s net interest rate spread and margin increased to 3.26% and 3.51% for the three months ended March 31, 2010, from 2.37% and 2.69% for the three months ended March 31, 2009, respectively. On a normalized basis (excluding the impact of the recoveries associated with the problem asset disposals), the Company’s net interest rate spread and margin for the three months ended March 31, 2010 were 3.05% and 3.29%, respectively. The Company’s net interest rate spread and net interest margin were hindered in both periods due to the impact of nonaccrual loans. The Company’s net interest income was $1.2 million lower for both the three months ended March 31, 2010 and 2009 due to the impact of nonaccrual loans. A portion of the 2009 interest reduction was collected in 2010 in connection with problem loan disposals.
Provision for Loan Losses. The Company recorded provisions for loan losses of $2.5 million for the three months ended March 31, 2010 as compared to $2.4 million for the three months ended March 31, 2009. A rollforward of the allowance for loan losses for the three months ended March 31, 2010 and 2009 is presented below:

	Three months ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$22,164	$18,907
Provisions charged to operations	2,500	2,400
Loans charged off	(71)	—

Balance at end of period	$24,593	$21,307

Allowance for loan losses to total loans	1.70%	1.69%
The delinquency and nonaccrual totals, along with charge-offs and macro economic factors, remain the primary contributors to the current level of provision for loan losses. Loan growth was also a component of the provision for loan losses.
Other Income. Other income increased by $421,000 to $1.2 million for the three months ended March 31, 2010, from $822,000 for the three months ended March 31, 2009. Results for the quarter ended March 31, 2010, were augmented due to the collection of $146,000 in late charges in connection with problem loan disposals. Results for the quarter ended March 31, 2009 were reduced due to a $225,000 impairment charge and a $12,000 loss on partial sale of a mutual fund holding in the Company’s AFS portfolio.
Operating Expenses. Operating expenses increased by $762,000, or 11.4%, to $7.4 million for the three months ended March 31, 2010, from $6.7 million for the three months ended March 31, 2009. The Company’s efficiency ratio (total operating expenses divided by the sum of net interest income before provision for loan losses plus total other income), on an actual basis, for the 2010 quarter was 41.0%. On a normalized basis, the ratio was 44.7%. Compensation, payroll taxes and fringe benefits increased $413,000, or 9.0%, to $5.0 million for the three months ended March 31, 2010, from $4.6 million for the three months ended March 31, 2009. The increase is primarily due to increases in payroll taxes and health insurance. Federal deposit insurance premiums increased significantly over the period due to an increase in FDIC deposit insurance rates, an increase in insurable deposits and the depletion of a credit against FDIC deposit insurance charges. FDIC deposit insurance premiums increased to $567,000 for the three months ended March 31, 2010, from $46,000 for the three months ended March 31, 2009. Other expense decreased $220,000 to $764,000 for the three months ended March 31, 2010, from $984,000 for the corresponding 2009 period. The decrease was primarily due to $150,000 of reimbursed legal expenses received in conjunction with problem loan dispositions.
Income Tax Expense. Income tax expense for the three months ended March 31, 2010 was $3.2 million, due to pre-tax income of $8.2 million, resulting in an effective tax rate of 38.9%. Income tax expense for the three months ended March 31, 2009 was $1.1 million, due to pre-tax income of $2.6 million, resulting in an effective tax rate of 41.5%.
Comparison of Operating Results for the Nine Months Ended March 31, 2010 and 2009
Net Income. Net income increased $8.4 million to $12.4 million, or $0.34 per share, for the nine months ended March 31, 2010, from net income of $4.0 million, or $0.11 per share, for the corresponding 2009 period. The nine month period ended March 31, 2010 was positively impacted by a higher net interest spread, a larger asset base and recoveries associated with problem loan disposals. Over the nine month period ended March 31, 2010, the Company collected $2.3 million of delinquent interest and prepayment penalties, $297,000 of late charges and $501,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of these recoveries totaled $1.9 million. The increased income is also partially attributable to securities writedowns in the 2009 period (which reduced 2009 net income) and a gain on sale of assets in the 2010 period. Our annualized return on average assets was 0.83% and our annualized return on average equity was 6.74% for the nine month period ended March 31, 2010, versus 0.33% and 2.11% for the nine month period ended March 31, 2009, respectively.
Total Interest Income. Total interest income increased by $13.1 million, or 20.2%, to $78.3 million for the nine months ended March 31, 2010, from $65.1 million for the nine months ended March 31, 2009. The largest increase occurred in interest on loans, which increased $11.4 million, or 21.5%, to $64.6 million for the nine months ended March 31, 2010, from $53.2 million for the nine months ended March 31, 2009. Over that same period, the average balance of loans increased by $197.7 million while the yield on the portfolio increased 23 basis points on an actual basis and was flat on a normalized basis. Included in interest on loans for the nine months ended March 31, 2010 is $2.3 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Due primarily to the reasons described in “Comparison of Operating Results for the Quarter Ended March 31, 2010 and 2009 — Total Interest Income,” there were significant changes to income on securities AFS, MBS HTM and MBS AFS. Interest on securities AFS increased by $4.6 million to $5.9 million for the nine months ended March 31, 2010, from $1.3 million for the nine months ended March 31, 2009. The average balance of securities AFS increased $235.3 million over that same period. Interest on MBS HTM decreased by $1.8 million to $2.6 million for the nine months ended March 31, 2010, from $4.4 million for the nine months ended March 31, 2009. Interest on MBS AFS decreased by $1.6 million to $3.9 million for the nine months ended March 31, 2010, from $5.4 million for the nine months ended March 31, 2009. The combined average balances of the two MBS portfolios decreased $90.0 million over the period.
Total Interest Expense. Total interest expense decreased by $99,000 to $32.8 million for the nine months ended March 31, 2010, from $32.9 million for the nine months ended March 31, 2009. Interest expense on deposits decreased by $657,000, or 3.7%, to $17.1 million for the nine months ended March 31, 2010, from $17.8 million for the nine months ended March 31, 2009. The average balance of interest bearing deposits increased by $377.0 million and the average cost of these funds decreased 98 basis points over this period. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. Interest expense on borrowings increased by $558,000, or 3.7%, to $15.6 million for the nine months ended March 31, 2010, from $15.1 million for the nine months ended March 31, 2009. The average balance of borrowings increased $3.1 million and the cost increased 12 basis points over this period.
Net Interest Income Before Provision for Loan Losses. Net interest income increased by $13.2 million, or 41.0%, to $45.5 million for the nine months ended March 31, 2010, from $32.3 million for the nine months ended March 31, 2009. The Company’s net interest rate spread and margin increased to 2.92% and 3.19% for the nine months ended March 31, 2010, from 2.40% and 2.82% for the nine months ended March 31, 2009, respectively. On a normalized basis, the Company’s net interest rate spread and margin for the nine months ended March 31, 2010 were 2.76% and 3.03%, respectively. The Company’s net interest income was reduced by $2.4 million and $2.5 million for the nine months ended March 31, 2010 and 2009, respectively, due to the impact of nonaccrual loans. A portion of the 2009 interest reduction was collected in 2010 in connection with problem loan disposals.
Provision for Loan Losses. The Company recorded provisions for loan losses of $7.6 million for the nine months ended March 31, 2010 as compared to $7.8 million for the nine months ended March 31, 2009. A rollforward of the allowance for loan losses for the nine months ended March 31, 2010 and 2009 is presented below:

	Nine months ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$20,680	$13,532
Provisions charged to operations	7,550	7,775
Recoveries of loans previously charged off	3	—
Loans charged off	(3,640)	—

Balance at end of period	$24,593	$21,307

Allowance for loan losses to total loans	1.70%	1.69%
The delinquency and nonaccrual totals, along with charge-offs and macro economic factors, remain the primary contributors to the current level of provision for loan losses. Loan growth was also a component of the provision for loan losses.
Other Income. Other income increased by $3.4 million to $4.9 million for the nine months ended March 31, 2010, from $1.5 million for the nine months ended March 31, 2009. Results for the nine months ended March 31, 2009 were reduced due to a $1.8 million impairment charge taken regarding equity securities in the Company’s AFS portfolio as well as a $225,000 impairment charge and a $12,000 loss on partial sale of a mutual fund holding in the Company’s AFS portfolio. Included in the results for the 2010 period is a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment. In addition, the 2010 period includes $297,000 of late charges received in connection with problem loan disposals.
Operating Expenses. Operating expenses increased by $3.3 million, or 17.5%, to $22.4 million for the nine months ended March 31, 2010, from $19.1 million for the nine months ended March 31, 2009. The Company’s efficiency ratio for the 2010 period, on an actual and normalized basis, was 44.5% and

48.0%, respectively. Compensation, payroll taxes and fringe benefits increased $1.6 million, or 11.8%, to $15.2 million for the nine months ended March 31, 2010, from $13.6 million for the nine months ended March 31, 2009. The increase is primarily due to increases in payroll taxes and health insurance, as well as increases in compensation. Federal deposit insurance premiums increased significantly over the period due to an increase in FDIC deposit insurance rates, an increase in insurable deposits and the depletion of a credit against FDIC deposit insurance charges. FDIC deposit insurance premiums increased to $1.7 million for the nine months ended March 31, 2010, from $106,000 for the nine months ended March 31, 2009. Other expense decreased $191,000 to $2.4 million for the nine months ended March 31, 2010, from $2.6 million for the corresponding 2009 period. The decrease was primarily due to $501,000 of reimbursed legal expenses received in conjunction with problem loan dispositions.
Income Tax Expense. Income tax expense for the nine months ended March 31, 2010, was $8.0 million, due to pre-tax income of $20.4 million, resulting in an effective tax rate of 39.1%. For the nine months ended March 31, 2009, income tax expense was $2.9 million, due to pre-tax income of $6.9 million, resulting in an effective tax rate of 41.4%.
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
At March 31, 2010, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $496.6 million at March 31, 2010 and $509.0 million at June 30, 2009. The Company’s total borrowings at March 31, 2010, consisted of the $496.3 million in longer term borrowings with the FHLB and minor amounts due to Oritani Financial Corp., MHC. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2010, outstanding commitments to originate loans totaled $89.6 million and outstanding commitments to extend credit totaled $62.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $546.0 million at March 31, 2010. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $7.0 million is prepaid.
As of March 31, 2010, the Company exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$271,361	18.0%	$120,895	8.0%
Tier I capital (to risk-weighted assets)	252,401	16.7	60,447	4.0
Tier I capital (to average assets)	252,401	12.5	80,864	4.0
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
     The table below sets forth, as of March 31, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in		Estimated Increase (Decrease) in			Increase
Interest Rates	Estimated	NPV			(Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+200	$213,525	$(65,676)	(23.5)%	11.1%	(240)
0	279,201	—	—	13.5	—
-100	298,986	19,785	7.1	14.0	50

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
     The table above indicates that at March 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience an 7.1% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 23.5% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
Part II — Other Information
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
Our Deposit Growth Has Been a Primary Funding Source. If Deposit Growth Slows, It May Be More Expensive For Us to Fund Loan Originations.
We have recently experienced a period of unprecedented deposit growth, with a 61.3% increase in deposit balances from June 30, 2008 to June 30, 2009, and annualized growth for the nine month period ended March 31, 2010 of 15.3%. Management believes a portion of this growth was due to external factors, as funds were withdrawn from the stock market and deposited into investment options considered safe by the investors, such as Oritani Bank. Such depositors may choose to redeploy these funds in the stock market at a future date, regardless of our efforts. If this occurs, it would hamper our ability to grow deposits and could even result in a net outflow of deposits. In addition, the increase in deposit insurance limits also may have contributed to our deposit growth and we could experience a net outflow of deposits of such deposit insurance limits were reduced. We will continue to focus on deposit growth, which we use to fund loan originations and purchase investment securities. However, if we are unable to continue to sufficiently increase our deposit balances, we may be required to utilize alternative sources of funding, including Federal Home Loan Bank (“FHLB) advances, or increase our deposit rates, each of which will increase our cost of funds.
A Legislative Proposal Has Passed the House of Representatives That Would Require Oritani-Delaware to Become a Bank Holding Company.
Legislation has passed the House of Representatives that would implement sweeping changes to the current bank regulatory structure. The proposal would, among other things, merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency. Federal law allows a state savings bank that qualifies as a Qualified Thrift Lender, such as Oritani Bank, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act of 1933, as amended. Such election results in the state savings bank’s holding company being regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company regulated by the Board of Governors of the Federal Reserve System. Under the House bill, Oritani would become a bank holding company subject to regulation and supervision under the Bank Holding Company Act of 1956, as amended, and the supervision and regulation of the Board of Governors of the Federal Reserve System, including holding company regulatory capital requirements to which Oritani is not currently subject. Legislation has also been proposed in the U.S. Senate, which would eliminate the Office of Thrift Supervision and result in Oritani being regulated by the FDIC. Such regulatory changes could impact our ability to continue our real estate investments and joint ventures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity s securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
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

ORITANI FINANCIAL CORP.
Date: May 10, 2010	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 10, 2010	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer